Form 10-Q
period 2023-03-31
Cetus Capital Acquisition Corp.
filed 2023-05-15
CIK 1936702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 001-41609

CETUS CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	88-2718139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Floor 3, No. 6, Lane 99 Zhengda Second Street, Wenshan District Taipei, Taiwan, R.O.C. 11602
(Address of Principal Executive Offices, including zip code)

+886 920518827
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, one Warrant and one Right	CETUU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share, included as part of the Units	CETU	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	CETUW	The Nasdaq Stock Market LLC
Rights, each exchangeable for one-sixth (1/6) of one share of Class A Common Stock	CETUR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of May 15, 2023, there were 7,531,875 shares of the Class A Common Stock, par value $0.0001 per share, and -0- shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

CETUS CAPITAL ACQUISITION CORP.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CETUS CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	March 31,	December 31,
	2023 (Unaudited)	2022
ASSETS
Current Assets-Cash	$49,446	$20,000
Prepaid expenses	83,333	-
Deferred offering costs	-	216,185
Total Current Asset	132,779	236,185

Cash and marketable securities held in the trust	58,920,593	-
Total assets	$59,053,372	$236,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$11,666	$-
Accrued offering costs	70,000
Franchise Tax Payable	52,567	-
Income Tax Payable	75,973
Promissory note – related party	-	216,837
Total Current liabilities	210,206	216,837

Deferred Underwriting Commission	1,725,000	-
Total liabilities	1,935,206	216,837

Commitments and Contingencies
Class A Common stock subject to possible redemption, $0.0001 par value; 5,750,000 shares issued and outstanding at redemption value	53,382,191	-
Shareholders’ Equity
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 1,437,500 issued and outstanding, 1,781,875 shares issued and outstanding (excluding 5,750,000 share subject to possible redemption) as of December 31, 2022 and March 31, 2023 respectively	179	144
Class B common stock, $0.0001 par value; 4,000,000 shares authorized; none issued and outstanding	-	-

Additional paid in capital	3,793,979	24,856
Accumulated deficit	(58,183)	(5,652)
Total shareholders’ equity	3,735,975	19,348
Total liabilities and shareholders’ equity	$59,053,372	$236,185

The accompanying notes are an integral part of these unaudited financial statements.

CETUS CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2023 (Unaudited)
Formation and Operating costs	$338,333
Franchise tax	52,567
Loss from operation	(390,900)

Unrealized Gain on marketable securities hold in the trust account	414,342
Other income	414,342
Income before income taxes	23,442
Income tax expenses	(75,973)
Net loss	$(52,531)

Weighted average shares outstanding, basic and diluted	5,229,556
Basic and diluted net loss per common share	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

CETUS CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance – December 31, 2022	1,437,500	$144	-	$-	$24,856	$(5,652)	$19,348
Issuance of Class A Common Stock	5,750,000	575	-	-	57,499,425	-	57,500,000
Issuance of Private Placement Units	265,191	27	-	-	2,651,883	-	2,651,910
Conversion from Promissory Note to Private Placement Units	21,684	2	-	-	216,835	-	216,837
Issuance of representative shares	57,500	6	-	-	137,442	-	137,448
Underwriting Commissions	-	-	-	-	(2,587,500)	-	(2,587,500)
Offering Costs	-	-	-	-	(767,346)	-	(767,346)
Reclassification of Common Stock Subject to Redemption	(5,750,000)	(575)	-	-	(51,769,960)	-	(51,770,535)
Accretion of initial measurement of subject to redemption	-	-	-	-	(1,397,314)	-	(1,397,314)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	-	(214,342)	-	(214,342)
Net loss	-	-	-	-	-	(52,531)	(52,531)
Balance –March 31, 2023	1,781,875	$179	-	$-	$3,793,979	$(58,183)	$3,735,975

The accompanying notes are an integral part of these unaudited financial statements.

CETUS CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

For the Three months ended March 31, 2023 (Unaudited)
Cash flows from operating activities:
Net loss	$(52,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain in the trust account	(414,342)
Changes in operating assets and liabilities:
Prepaid expenses	(83,333)
Accrued expenses	11,671
Income tax payable	75,973
Franchise tax payable	52,567
Net cash used in operating activities	(409,995)

Cash flows from investing activities:
Investment of cash in Trust Account	(58,506,251)
Net cash used in investing activities	(58,506,251)

Cash flows from financing activities:
Payment of offering costs	(334,720)
Proceeds from sale of Public Units	57,500,000
Proceeds from sale of Private Placement units	2,651,910
Payment of Underwriting discount	(862,500)
Payment of accounts payable and Rockport	(8,998)
Net cash provided by financing activities	58,945,692

Net change in cash	29,446
Cash at the beginning of the period	20,000
Cash at the end of the period	$49,446

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$1,725,000
Allocation of offering costs	$3,208,090
Value of Class A ordinary shares subject to redemption	$51,770,535
Issuance of Representative Shares	$137,448
Deferred offering costs in accrued offering costs	$70,000
Accretion of initial measurement of subject to redemption	$1,397,314
Remeasurement of common stock subject to redemption value	$214,342
Conversion from Promissory Notes to Private Placement Units	$216,837

The accompanying notes are an integral part of these unaudited financial statements.

CETUS CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Cetus Capital Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on June 7, 2022. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2023, the Company had not commenced any operations. All activities through March 31, 2023, are related to the Company’s formation and the initial public offering (“IPO” as defined below in Note 3). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Cetus Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on January 31, 2023. On February 3, 2023, the Company consummated the IPO of 5,750,000 units (the “Public Units’), including the full exercise of the over-allotment option of 750,000 Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $57,500,000. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with the Sponsor of 286,875 units (the “Private Units” as described in Note 4), generating total proceeds of $2,868,750, including the conversion of the outstanding promissory note to the Private Units at $10.00 per Unit in the total principal amount of $216,837. Each Unit consists of one share of common stock of the Company, par value $0.0001 per share (the “Shares”), one redeemable warrant entitling its holder to purchase one Share at a price of $11.50 per Share, and one right to receive one-sixth (1/6) of one share upon the consummation of the Company’s initial business combination.

Transaction costs amounted to $3,346,850, consisting of $862,500 of underwriting fees, $1,725,000 of deferred underwriting fees that will be payable only upon completion of a Business Combination, $137,448 representing the fair value of the Representative Shares (defined below), and $621,902 of other offering costs.

In addition, in conjunction with the IPO, the Company issued to the underwriter 57,500 shares of Class A common stock for nominal consideration (the “Representative Shares”). The fair value of the Representative Shares accounted for as compensation under ASC 718, Stock compensation, is included in the offering costs. The estimated fair value of the Representative Shares as of the IPO date totaled $137,448.

Upon the closing of the IPO and the private placement on February 3, 2023, a total of $58,506,250 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. These funds will not be released until the earlier of the completion of the initial Business Combination and the liquidation due to the Company’s failure to complete a Business Combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

Pursuant to Nasdaq listing rules, the Company’s initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.175 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares of common stock voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Stockholders”) and the underwriters have agreed (a) to vote their Founder Shares, Private Shares (as defined in Note 4), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

The Initial Stockholders have agreed (a) to waive their redemption rights with respect to the Founder Shares, Private Shares, and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until nine months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”) (subject to three three-month extensions of time, as set forth in the Company’s registration statement). If the Company anticipates that it may not be able to consummate its initial Business Combination within nine months, it may, by resolution of our board of directors, if requested by our Sponsor, extend the period of time to consummate a business combination by three additional periods of three months each (for a total of up to 18 months to complete a business combination), by depositing into the trust account, with respect to each such three month extension, $575,000 ($0.10 per unit) on or prior to the date of the applicable deadline, for each extension.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less certain amount of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.175.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.175 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.175 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

Liquidity and Capital Resources and Going Concern Consideration

At March 31, 2023, the Company had $49,446 in cash and working capital deficit of $77,427. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and through up to $300,000 in loans available from our sponsor under an unsecured promissory note. On February 3, 2023, the total principal amount of $216,837 was converted into part of the subscription of $2,868,750 private placement at a price of $10.00 per unit. The promissory note was cancelled and no amounts were then owed under the note.

The Company has incurred and expects to continue to incur significant professional costs to remain a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic, including any variants thereof, on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2023 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $49,446 as of March 31, 2023 and $20,000 as of December 31, 2022. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Cash Held in Trust Account

As of March 31, 2023 and December 31, 2022 $58,920,593 and $0 of the assets in the Trust Account were held in cash, respectively.

Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. As of February 3, 2023, offering costs totaled $3,346,850. This amount consisted of $862,500 of underwriting commissions, $1,725,000 of deferred underwriting commissions (payable only upon completion of a Business Combination), and $759,350 of other offering costs (which includes $137,448 of representative shares, as described in (Note 8). The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs were charged to shareholders’ equity upon the completion of the IPO. The Company allocates offering costs between public shares, public warrants and public rights based on the estimated fair values of them at the date of issuance. Accordingly, $3,200,091 was allocated to public shares and was charged to temporary equity, and a sum of $146,759 was allocated to public warrants and public rights, and was charged to shareholders’ equity.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the period from June 7, 2022 (inception) to March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes for March 31, 2023 is $75,973.

Dividends

The Board may from time to time declare, and the Company may pay, dividends (payable in cash, property or shares of the Company’s capital stock) on the Company’s outstanding shares of capital stock, subject to applicable law and the Amended and Restated Certificate of Incorporation.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

The Public Warrants and Rights (see Note 3) and Placement Warrants (see Note 4) were accounted for as equity instruments as they meet all of the requirements for equity classification under ASC 815.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The Representative Shares were valued using the fair value of the Class A common stock, adjusted for the probability of consummation of the Business Combination. As such, these are considered to be non-recurring Level 3 fair value measurements.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 9-month period leading up to a Business Combination. As of March 31, 2023, the Company had recorded accretion of $1,397,314.

For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

At March 31, 2023, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public warrants	(230,575)
Proceeds allocated to public rights	(2,290,800)
Allocation of offering costs related to redeemable shares	(3,208,090)
Plus:
Accretion of initial carrying value to redemption value	1,397,314
Remeasurement of subsequent measurement of common stock subject to redemption value	214,342
Common stock subject to possible redemption	$53,382,191

Recently issued accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and free-standing instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted as of inception of the Company. Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On February 3, 2023, the Company sold 5,750,000 Units at a price of $10.00 per Units (including the full exercise of the over-allotment option of 750,000 Units granted to the underwriters), generating gross proceeds of $57,500,000. Each Unit consists of one share of common stock, one right (“Public Right”), and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-sixth (1/6) of a share of common stock upon the consummation of an initial Business Combination. Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment, and each six rights entitle the holder thereof to receive one share of common stock at the closing of an initial Business Combination. The Company will not issue fractional shares. As a result, Public Rights may only be converted in multiples of six. The Warrants will become exercisable on the later of 30 days after completion of the Company’s initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 286,875 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,868,750 in a private placement, including the conversion of the outstanding promissory note to the Private Units at $10.00 per Unit in the total principal amount of $216,837. The Private Units are identical to the Public Units except with respect to certain registration rights and transfer restrictions. The Placement Warrants are identical to the Public Warrants, except that the Placement Warrants are entitled to registration rights, and the Placement Warrants (including the common shares issuable upon the exercise of the Placement Warrants) are not transferable, assignable or saleable until after the completion of a Business Combination, except to permitted transferees. The proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within nine months (or up to 18 months, as described in more detail in the Company’s IPO registration statement), the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On June 10, 2022, the Company approved the acquisition by transfer of an aggregate of 1,725,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.014 per share. Such Class B common stock included an aggregate of up to 225,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor will collectively own approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and underlying securities and issuance of representative shares). On August 31, 2022, the Sponsor converted all of its shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis (up to 225,000 shares of which were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part). On December 30, 2022, the Sponsor surrendered to the Company for cancellation 287,500 shares of Class A common stock for no consideration, resulting in the Sponsor owning 1,437,500 shares of Class A common stock (up to 187,500 shares of which were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part). The surrender was effective retroactively.

The initial stockholders have agreed not to transfer, assign or sell any of the Class A common stock (except to certain permitted transferees as disclosed herein) until, with respect to any of the Class A common stock, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, or earlier, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

As of March 31, 2023, 1,437,500 Founder Shares were issued and outstanding and none of the Founder Shares are subject to forfeiture as a result of the underwriters’ full exercise of the over-allotment option on February 1, 2023.

Promissory Note — Related Party

On June 10, 2022, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for payment of the Company’s formation costs together with costs related to the Initial Public Offering. The note is non-interest bearing and payable on the earlier of (i) May 31, 2023, or (ii) or the closing of the Initial Public Offering.

As of March 31, 2023, the $216,837 that had been borrowed under the promissory note with our sponsor was converted into part of the subscription of $2,868,750 private placement at a price of $10.00 per unit. The promissory note was cancelled and no amounts were owed under the note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Additionally, if we extend the time available to us to complete our initial business combination, our sponsor, its affiliates or designee will deposit $500,000, or $575,000 if the over-allotment is exercised in full ($0.10 per unit in either case), for each such three-month extension, into the trust. If the Company consummates a Business Combination, the Company will repay such working capital loans and extension loan amounts, provided that up to $1,500,000 of such working capital loans and up to $1,500,000 of such extension loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the placement units. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from the trust account would be used for such repayment.

As of March 31, 2023, the Company had no borrowings under the working capital loans.

Note 6 — Commitments and Contingency

Registration Rights

The holders of the Founder Shares issued and outstanding, as well as the holders of the Placement Units and any units our sponsor, officers, directors, initial stockholders or their affiliates may be issued in payment of working capital loans or extension loans made to the Company (and all underlying securities), are entitled to registration rights pursuant to a registration rights agreement that was signed at the time of our Initial Public offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. The holders of a majority of the Placement Units and units issued to our sponsor, officers, directors, initial stockholders or their affiliates in payment of working capital loans and extension loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

At the IPO date, the Company granted EF Hutton, division of Benchmark Investments, LLC, the representative of the underwriters a 45-day option from the date of the offering to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On February 1, 2023, the underwriters fully exercised the over-allotment option to purchase 750,000 units, generating gross proceeds to the Company of $7,500,000 (see Note 3), and the closing occurred simultaneously with the Initial Public Offering on February 3, 2023.

The underwriters received a cash underwriting discount of one and one-half percent (1.5%) of the gross proceeds of the Initial Public Offering, or $862,500. In addition, the underwriters are entitled to a deferred fee of three percent (3.0%) of the gross proceeds of the Initial Public Offering, or $1,725,000 upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

In addition, in conjunction with the Initial Public Offering, the Company issued to the underwriter 57,500 shares of Class A common stock (the “Representative Shares”) upon the closing of the IPO on February 3, 2023. The Company estimates the fair value of Representative Shares to be $137,448 in total, or $2.39 per Representative Share. The Company accounted for the estimated fair value of the Representative Shares as an offering cost of the IPO and allocated such cost against temporary equity for the amount allocated to the redeemable shares and to equity for the allocable portion relating to the warrants and rights.

The holders of the Representative Shares agreed (a) that they will not transfer, assign or sell any such shares without the Company’s prior consent until the completion of the initial Business Combination, (ii) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the Combination Period.

Right of First Refusal

For a period beginning on the closing of the IPO and ending 24 months from the closing of a business combination, we have granted EF Hutton a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(3)(A)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part.

Note 7 — Stockholders’ Equity

Class A Common Stock — Our amended and restated certificate of incorporation authorizes the Company to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. On June 10, 2022, our sponsor subscribed to purchase 1,725,000 shares of our Class A common stock (up to 225,000 shares of which were subject to forfeiture) for an aggregate purchase price of $25,000, (the “founder shares”). The founder shares that were issued to our sponsor were originally issued as shares of our Class B common stock, but on August 31, 2022 such shares were converted at the election of our sponsor into shares of our Class A common stock on a one-for-one basis. On December 30, 2022, our sponsor surrendered to us for cancellation 287,500 shares of our Class A common stock for no consideration, resulting in our sponsor owning 1,437,500 shares of our Class A common stock, of which up to 187,500 were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. As the underwriters exercised their over-allotment option in full on February 1, 2023, the forfeiture provisions lapsed for 187,500 founder shares.

As of March 31, 2023, there were 1,781,875 shares of Class A Common Stock issued and outstanding, including 57,500 Representative Shares issued to the underwriter, and excluding 5,750,000 shares subject to possible redemption. As of December 31, 2022, there were 1,437,500 shares of Class A Common Stock issued and outstanding.

Class B Common Stock — Our amended and restated certificate of incorporation authorizes the Company to issue 4,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. The Company issued an aggregate of 1,725,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. Class B common stock is convertible into shares of Class A Common Stock on a one-for-one basis (A) at any time and from time to time at the option of the holder thereof and (B) automatically at the time of our initial business combination. On August 31, 2022, the Sponsor converted its shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis. As of March 31, 2023 and December 31, 2022, there were no shares of Class B common stock issued and outstanding.

Preferred Stock — Our amended and restated certificate of incorporation authorizes the Company to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Warrants — The Public Warrants will become exercisable commencing on the later of 12 months from the effective date of the Company’s registration statement for the IPO or the date of the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue Class A common stock upon exercise of a warrant unless the Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time after the warrants become exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, and recapitalizations) for any 20 trading days within a 30-trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the Class A common stock underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional Class A common stock or equity-linked securities, for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company completes a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Placement Warrants, as well as any warrants underlying additional units the Company issues to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company, will be identical to the Public Warrants, except that the Placement Warrants will be entitled to registration rights, and the Placement Warrants (including the common shares issuable upon the exercise of the Placement Warrants) will not be transferable, assignable or saleable until after the completion of a Business Combination, except to permitted transferees

Rights —  Each holder of a Right will automatically receive one-sixth (1/6) of one share of Class A common stock upon consummation of the initial Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her, or its additional Class A common stock upon consummation of an initial business combination. The Class A common stock issuable upon exchange of the Rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete the initial Business Combination within the Combination Period, and the Company liquidates the funds held in the trust account, holders of Rights will not receive any of such funds for their rights, nor will they receive any distribution from our assets held outside of the trust account with respect to such rights, and the rights will expire worthless.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Cetus Capital Acquisition Corp.,” “our,” “us” or “we” refer to Cetus Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

We are a blank check company incorporated in Delaware on June 7, 2022. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

On February 3, 2023, we consummated the IPO of 5,750,000 units (the “Public Units’), including the full exercise of the over-allotment option of 750,000 Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $57,500,000. Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with the Sponsor of 286,875 units (the “Private Units” as described in Note 4), generating total proceeds of $2,868,750, including the conversion of the outstanding promissory note to Private Units at $10.00 per Unit in the total principal amount of $216,837. Each Unit consists of one share of common stock of the Company, par value $0.0001 per share (the “Shares”), one redeemable warrant entitling its holder to purchase one Share at a price of $11.50 per Share, and one right to receive one-sixth (1/6) of one share upon the consummation of the business combination.

Upon the closing of the IPO and the private placement on February 3, 2023, a total of $58,506,250 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations.

If we are unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less certain amount of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception up to March 31, 2023 was in connection with our initial public offering and our search for a target for our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2023, we incurred a net loss of $52,531, which consisted of formation and operating costs of $338,333 and franchise tax expense of $52,567 and income tax expenses of $75,973 partially offset by interest income on the trust account of $414,342.

Liquidity and Capital Resources

At March 31, 2023, the Company had $49,446 in cash and working capital deficit of $77,427.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies and estimates:

Common Stock Subject to Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

We have made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 9-month period leading up to a Business Combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weaknesses, which existed as of March 31, 2023. Since inception in June 2022 to the present, we did not effectively segregate certain accounting duties due to the small size of our accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31, 2023, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

To respond to this material weakness, we plan to devote additional efforts and resources to the remediation and improvement of our internal control over financial reporting. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party service providers. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to material litigation proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described under the heading “Risk Factors” in our Registration Statement on Form S-1 (No. 333-266363) that was declared effective by the Securities and Exchange Commission (the “Commission”) on January 31, 2023 and that was used in connection with our initial public offering (the “IPO Registration Statement”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the IPO Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On February 3, 2023, we consummated the initial public offering (the “IPO”) of 5,750,000 units, which included the full exercise of the underwriter’s option to purchase up to an additional 750,000 units at the initial public offering price to cover over-allotments. The units sold in the IPO and the full exercise of the over-allotment option sold at an offering price of $10.00 per unit, generating total gross proceeds of $57,500,000. EF Hutton, division of Benchmark Investments, LLC, acted as sole book-running manager of the IPO. The securities in the IPO were registered under the Securities Act of 1933, as amended (the “Securities Act”), on the IPO Registration Statement.

Simultaneously with the closing of the IPO, we consummated the private placement (the “Private Placement”) of 286,875 units (the “Private Units”) to our sponsor at a price of $10.00 per unit, generating total gross proceeds of $2,868,750, including the conversion of the outstanding promissory note to units at $10.00 per unit in the total principal amount of $216,837. The Private Units are identical to the units sold in the IPO except that the holder has agreed not to transfer, assign, or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the IPO Registration Statement) until thirty (30) days after the completion of our initial business combination except to certain permitted transferees. In addition, the warrants included in the Private Units are not redeemable if held by our sponsor or a permitted transferee. Our sponsor was granted certain demand and piggy-back registration rights in connection with the purchase of the Private Units. The Private Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneous with the closing of the IPO, we issued 57,500 shares of Class A Common Stock to the underwriter as compensation under the Underwriting Agreement (the “Representative’s Shares”). The issuance of such shares was registered under the Securities Act on the IPO Registration Statement.

On February 3, 2023, a total of $58,506,250 of the net proceeds from the IPO and the Private Placement were deposited in a trust account maintained by Continental Stock Transfer & Trust Company acting as the trustee and established for the benefit of our public shareholders. This includes $55,854,336 of the net proceeds from the IPO (which amount includes $1,725,000 of the underwriters’ deferred discount) and $2,651,914 from the Private Placement.

Transaction costs for the IPO amounted to $3,346,850, consisting of $862,500 of underwriting fees, $1,725,000 of deferred underwriting fees that will be payable only upon completion of our initial business combination, $137,448 representing the fair value of the Representative Shares, and $621,902 of other offering costs.

There has been no material change in the planned use of the proceeds from the IPO and the private placement as is described in the final prospectus included in the IPO Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 31, 2023 by and between Cetus Capital Acquisition Corp. and EF Hutton, division of Benchmark Investments, LLC (filed as Exhibit 1.1 o the Current Report on Form 8-K filed on February 3, 2023, and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Cetus Capital Acquisition Corp. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 3, 2023, and incorporated herein by reference).
3.2	Bylaws of Cetus Capital Acquisition Corp. (filed as Exhibit 3.3 to the Registration Statement on Form S-1 (No. 333-266363), and incorporated herein by reference).
4.1	Specimen Unit Certificate (filed as Exhibit 4.1 to the Registration Statement on Form S-1 (No. 333-266363), and incorporated herein by reference).
4.2	Specimen Class A Common Stock Certificate (filed as Exhibit 4.2 to the Registration Statement on Form S-1 (No. 333-266363), and incorporated herein by reference).
4.3	Specimen Warrant Certificate (included in Exhibit 4.5) (included as Exhibit 4.3 to the Registration Statement on Form S-1 (No. 333-266363), and incorporated herein by reference).
4.4	Specimen Right Certificate (filed as Exhibit 4.4 to the Registration Statement on Form S-1 (No. 333-266363), and incorporated herein by reference).
4.5	Warrant Agreement, dated January 31, 2023, by and between Cetus Capital Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on February 3, 2023, and incorporated herein by reference).
4.6	Rights Agreement, dated January 31, 2023, by and between Cetus Capital Acquisition Corp. and Continental Stock Transfer & Trust Company, as rights agent (filed as Exhibit 4.2 to the Current Report on Form 8-K filed on February 3, 2023, and incorporated herein by reference).
10.1	Letter Agreement, dated January 31, 2023, among Cetus Capital Acquisition Corp. and its officers, its directors and Cetus Sponsor LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2023, and incorporated herein by reference).
10.2	Investment Management Trust Agreement, dated January 31, 2023, between Cetus Capital Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 3, 2023, and incorporated herein by reference).
10.3	Registration Rights Agreement, dated January 31, 2023, among Cetus Capital Acquisition Corp., Cetus Sponsor LLC and certain other security holders of the company (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on February 3, 2023, and incorporated herein by reference).
10.4	Promissory Note, dated June 10, 2022, issued to Cetus Sponsor LLC (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (No. 333-266363), and incorporated herein by reference).
10.5	Securities Subscription Agreement, dated June 10, 2022, between Cetus Capital Acquisition Corp. and Cetus Sponsor LLC (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (No. 333-266363), and incorporated herein by reference).
10.6	Placement Unit Purchase Agreement, dated January 31, 2023, between Cetus Capital Acquisition Corp. and Cetus Sponsor LLC (filed as Exhibit 10.5 to the Current Report on Form 8-K filed on February 3, 2023, and incorporated herein by reference).
10.7	Form of Indemnity Agreements, dated January 31, 2023, by and among Cetus Capital Acquisition Corp. and each of its officers and directors (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on February 3, 2023, and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CETUS CAPITAL ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ Chung-Yi Sun
	Name:	Chung-Yi Sun
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Cheng-Nan Wu
	Name:	Cheng-Nan Wu
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

