Form 10-Q
period 2023-06-30
Cetus Capital Acquisition Corp.
filed 2023-08-21
CIK 1936702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023, there were 7,531,875 shares of the Class A Common Stock, par value $0.0001 per share, and -0- shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

CETUS CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

TABLE OF CONTENTS

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Balance Sheets as of June 30, 2023 and December 31, 2022 (Unaudited)	1
	Statements of Operations for the Three and Six Months Ended June 30, 2023 and for the period from June 7, 2022 (inception) through June 30, 2022 (Unaudited)	2
	Statements of Changes in Stockholders’ (Deficit) Equity for the Six Months Ended June 30, 2023 for the period from June 7, 2022 (inception) through June 30, 2022 (Unaudited)	3
	Statements of Cash Flows for the Six Months Ended June 30, 2023 and for the period from June 7, 2022 (inception) through June 30, 2022 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4.	Controls and Procedures	22

Part II. Other Information		23

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

Part III. Signatures		25

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CETUS CAPITAL ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$5,257	$20,000
Prepaid expenses	95,764	-
Deferred offering costs	-	216,185
Total current assets	101,021	236,185

Non-current assets:
Cash and marketable securities held in the trust	59,612,291	-

Total assets	$59,713,312	$236,185

LIABILITIES
Current liabilities:
Other payable	20,977	-
Accrued offering costs	70,000	-
Franchise tax payable	102,567	-
Income tax payable	210,730	-
Promissory note - related party	-	216,837
Total current liabilities	404,274	216,837

Deferred underwriting commission	1,725,000	-

Total liabilities	$2,129,274	$216,837

Commitments and Contingencies
Class A Common stock subject to possible redemption, $0.0001 par value; 5,750,000 shares issued and outstanding at redemption value	55,627,430	-

SHAREHOLDERS’ EQUITY
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 1,781,875 issued and outstanding, 1,437,500 shares issued and outstanding (excluding 5,750,000 share subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	179	144
Class B common stock, $0.0001 par value; 4,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	1,548,740	24,856
Retained earnings/accumulated deficit	407,689	(5,652)
Total shareholders’ equity	1,956,608	19,348
Total liabilities and shareholders’ equity	$59,713,312	$236,185

The accompanying notes are an integral part of these unaudited financial statements.

CETUS CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

（UNAUDITED）

	For the Three Months Ended June 30, 2023	For the Period from June 7, 2022 (inception) through June 30, 2022	For the Six Months Ended June 30, 2023	For the Period from June 7, 2022 (inception) through June 30, 2022

Formation and operating costs	$(41,070)	$(652)	$(379,403)	$(652)
Franchise tax	(50,000)	-	(102,567)	-
Loss from operation	(91,070)	(652)	(481,970)	(652)

Unrealized gain on marketable securities hold in the trust account	691,699	-	1,106,041	-
Other income	691,699	-	1,106,041	-
Income (loss) before income taxes	600,629	(652)	624,071	(652)
Income tax expenses	(134,757)	-	(210,730)	-
Net income (loss)	465,872	(652)	413,341	(652)

Weighted average shares outstanding, basic and diluted*	7,531,875	1,250,000	6,420,746	1,250,000
Basic and diluted net income (loss) per common share	$0.06	$(0.00)	$0.06	$(0.00)

*	On August 31, 2022, the Company converted 1,725,000 shares of its Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis. On December 30, 2022, the Sponsor surrendered to the Company for cancellation 287,500 shares of Class A common stock for no consideration, resulting in the Sponsor owning 1,437,500 shares of Class A common stock (up to 187,500 shares of which are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part). The surrender was effective retroactively.

The accompanying notes are an integral part of these unaudited financial statements.

CETUS CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Subscription	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance as of June 7, 2022 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor for subscription receivable	-	-	1,437,500	144	24,856	-	(25,000)	-
Conversion of Class B to Class A common stock	1,437,500	144	(1,437,500)	(144)	-	-	-	-
Net loss	-	-	-	-	-	(652)	-	(652)
Balance as of June 30, 2022	1,437,500	$144	-	$-	$24,856	$(652)	$(25,000)	$(652)

Balance as of December 31, 2022	1,437,500	$144	-	-	$24,856	$(5,652)	$-	$19,348
Issuance of Class A Common Stock	5,750,000	575	-	-	57,499,425	-	-	57,500,000
Issuance of Private Placement Units	265,191	27	-	-	2,651,883	-	-	2,651,910
Conversion from Promissory Note to Private Placement Units	21,684	2	-	-	216,835	-	-	216,837
Issuance of representative shares	57,500	6	-	-	137,442	-	-	137,448
Underwriting Commissions	-	-	-	-	(2,587,500)	-	-	(2,587,500)
Offering Costs	-	-	-	-	(767,346)	-	-	(767,346)
Reclassification of Common Stock Subject to Redemption	(5,750,000)	(575)	-	-	(51,769,960)	-	-	(51,770,535)
Accretion of initial measurement of subject to redemption	-	-	-	-	(1,397,314)	-	-	(1,397,314)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	-	(214,342)	-	-	(214,342)
Net loss	-	-	-	-	-	(52,531)	-	(52,531)
Balance as of March 31, 2023	1,781,875	$179			$3,793,979	$(58,183)		$3,735,975
Accretion of initial measurement of subject to redemption					(2,245,239)			(2,245,239)
Net income	-	-	-	-	-	465,872	-	465,872
Balance as of June 30, 2023	1,781,875	$179	-	$-	$1,548,740	$407,689	$-	$1,956,608

The accompanying notes are an integral part of these unaudited financial statements.

CETUS CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2023	For the Period from June 7, 2022 (inception) through June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$413,341	$(652)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain in the trust account	(1,106,041)	-
Changes in operating assets and liabilities:
Prepaid expenses	(95,764)	-
Other payable	20,982	-
Income tax payable	210,730	-
Franchise tax payable	102,567	-
Formation and operating costs paid by Sponsor under Promissory Note – Related Party	-	652
Net cash used in operating activities	$(454,185)	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash in Trust Account	(58,506,250)	-
Net cash used in investing activities	(58,506,250)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of offering costs	(334,720)	-
Proceeds from sale of Public Units	57,500,000	-
Proceeds from sale of Private Placement units	2,651,910	-
Payment of Underwriting discount	(862,500)	-
Payment of accounts payable and Rockport	(8,998)	-
Net cash provided by financing activities	58,945,692	-

Net change in cash	(14,743)	-
Cash at the beginning of the period	20,000	-
Cash at the end of the period	$5,257	$-

Supplemental disclosure of non-cash financing activities
Deferred underwriting fee payable	$1,725,000	$-
Allocation of offering costs	$3,208,090	$-
Value of Class A ordinary shares subject to redemption	$51,770,535	$-
Issuance of Representative Shares	$137,448	$-
Deferred offering costs in accrued offering costs	$70,000	$-
Accretion of initial measurement of subject to redemption	$3,642,553	$-
Remeasurement of common stock subject to redemption value	$214,342	$-
Conversion from Promissory Notes to Private Placement Units	$216,837	$-
Deferred offering costs paid from Promissory Note – Related Party	$-	$46,245
Issuance of Founder Shares to Sponsor for subscription receivable	$-	$25,000

The accompanying notes are an integral part of these unaudited financial statements.

CETUS CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - Description of Organization and Business Operations

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

As of June 30, 2023, the Company had not commenced any operations. All activities through June 30, 2023, are related to the Company’s formation and the initial public offering (“IPO” as defined below in Note 3). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company is identifying a target company for a Business Combination and the proposed acquisition of MKDWELL Limited, a British Virgin Islands company (“MKD BVI”) (see Note 6).

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

CETUS CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Description of Organization and Business Operations (Continued)

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

CETUS CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Description of Organization and Business Operations (Continued)

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.175.

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

(a) Liquidity and Capital Resources and Going Concern Consideration

As of June 30, 2023, the Company had $5,257 in cash and working capital deficit of $303,253. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and through up to $300,000 in loans available from our sponsor under an unsecured promissory note. On February 3, 2023, the total principal amount of $216,837 was converted into part of the subscription of $2,868,750 private placement at a price of $10.00 per unit. The promissory note was cancelled and no amounts were then owed under the note.

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

CETUS CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Description of Organization and Business Operations (Continued)

(b) Risks and Uncertainties

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

(c) Inflation Reduction Act of 2022

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

Note 2 - Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

CETUS CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

(b) Emerging Growth Company

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

(c) Use of Estimates

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

(d) Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $5,257 as of June 30, 2023 and $20,000 as of December 31, 2022. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

(e) Cash Held in Trust Account

As of June 30, 2023 and December 31, 2022, $59,612,291 and $nil of the assets in the Trust Account were held in cash, respectively.

(f) Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. As of February 3, 2023, offering costs totaled $3,346,850. This amount consisted of $862,500 of underwriting commissions, $1,725,000 of deferred underwriting commissions (payable only upon completion of a Business Combination), and $759,350 of other offering costs (which includes $137,448 of representative shares, as described in (Note 9). The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs were charged to shareholders’ equity upon the completion of the IPO. The Company allocates offering costs between public shares, public warrants and public rights based on the estimated fair values of them at the date of issuance. Accordingly, $3,200,091 was allocated to public shares and was charged to temporary equity, and a sum of $146,759 was allocated to public warrants and public rights, and was charged to shareholders’ equity.

CETUS CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

(g) Income Taxes

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the period from June 7, 2022 (inception) to June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes for the six months ended of June 30, 2023 and June 30, 2022 were $210,730 and $nil, respectively.

(h) Dividends

The Board may from time to time declare, and the Company may pay, dividends (payable in cash, property or shares of the Company’s capital stock) on the Company’s outstanding shares of capital stock, subject to applicable law and the Amended and Restated Certificate of Incorporation.

(i) Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

(j) Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

(k) Derivative Financial Instruments

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

CETUS CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

(l) Fair Value Measurements

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

(m) Common Stock Subject to Possible Redemption

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 9-month period leading up to a Business Combination. As of June 30, 2023, the Company had recorded accretion of $3,642,553.

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

At June 30, 2023, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public warrants	(230,575)
Proceeds allocated to public rights	(2,290,800)
Allocation of offering costs related to redeemable shares	(3,208,090)
Plus:
Accretion of initial carrying value to redemption value	3,642,553
Remeasurement of subsequent measurement of common stock subject to redemption value	214,342
Common stock subject to possible redemption	$55,627,430

CETUS CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

(n) Recently issued accounting pronouncements

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

Note 3 - Initial Public Offering

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

Note 4 - Private Placement

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

CETUS CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 5 - Related Party Transactions

(a) Founder Shares

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

As of June 30, 2023, 1,437,500 Founder Shares were issued and outstanding and none of the Founder Shares are subject to forfeiture as a result of the underwriters’ full exercise of the over-allotment option on February 1, 2023.

(b) Promissory Note — Related Party

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

As of June 30, 2023, the $216,837 that had been borrowed under the promissory note with our sponsor was converted into part of the subscription of $2,868,750 private placement at a price of $10.00 per unit. The promissory note was cancelled and no amounts were owed under the note.

(c) Working Capital Loans

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

As of June 30, 2023, the Company had no borrowings under the working capital loans.

CETUS CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 6 - Business Combination Agreement

On June 20, 2023, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) by and among the Company, MKD Technology Inc., a Taiwan corporation (the “MKD Taiwan”), MKD BVI, and Ming-Chia Huang, in his capacity as the representative of the shareholders of MKD Taiwan (the “Shareholders’ Representative”).

The Business Combination Agreement contemplates, among other things, that: (A) the Shareholders’ Representative will incorporate, on or prior to August 20, 2023, a British Virgin Islands business company (“Pubco”) for the purpose of serving as the public listed company whose shares shall be traded on The Nasdaq Stock Market, which company shall initially be owned by the Shareholders’ Representative; (B) Pubco will incorporate, on or prior to August 20, 2023, a British Virgin Islands business company and wholly-owned subsidiary of Pubco (“Merger Sub 1”) for the sole purpose of merging with and into MKD BVI (the “Acquisition Merger”), with MKD BVI being the surviving entity and a wholly-owned subsidiary of Pubco; (C) Pubco will incorporate, on or prior to August 20, 2023, a British Virgin Islands business company and wholly-owned subsidiary of Pubco (“Merger Sub 2”) for the sole purpose of the merger of The Company with and into Merger Sub 2 (the “SPAC Merger”), in which The Company will be the surviving entity and a wholly-owned subsidiary of Pubco; (D) MKD BVI and Merger Sub 1 will effect the Acquisition Merger; and (E) the Company and Merger Sub 2 will effect the SPAC Merger.

The Acquisition Merger, the SPAC Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter collectively referred to as the “Business Combination”.

The aggregate consideration to be paid to the shareholders of MKD BVI for the Acquisition Merger is US$230 million (less the amount of Closing Company Debt plus the amount of Closing Company Cash), payable on the Closing Date in the form of a number of newly issued ordinary shares of Pubco valued at $10.00 per share. In the event that MKD BVI holds less than 100% of the issued and outstanding shares of the capital stock of MKD Taiwan at the Closing Date, the number of ordinary shares of Pubco to be issued to the shareholders of MKD BVI shall be proportionately reduced.

On the Closing Date, the Company and Merger Sub 2 will effect the SPAC Merger, as a result of which the Company will continue as a wholly-owned subsidiary of Pubco. In connection with the SPAC Merger, every issued and outstanding unit of the Company shall separate into each unit’s individual components, consisting of one share of Class A common stock, one warrant and one right, and all units shall cease to be outstanding and shall automatically be canceled and retired and shall cease to exist. In addition, each of the issued and outstanding securities of the Company will be converted into an equivalent amount of Pubco’s securities, as follows:

●	Each share of the Class A common stock of the Company will be converted automatically into one ordinary share of Pubco;

●	Each right to acquire one-sixth of one share of Class A common stock of the Company will be converted automatically into one right to acquire one-sixth of one ordinary share of Pubco, except that any fractional share that would otherwise be issued will be rounded down to the nearest whole share; and

●	Each warrant entitled to purchase one (1) share of Class A Common stock of the Company at a price of $11.50 per whole share will be converted automatically into one warrant to purchase one (1) ordinary share of Pubco at a price of $11.50 per whole share.

The Business Combination Agreement contemplates that Pubco will, immediately after the Closing, have a board of directors composed of seven (7) persons, with MKD Taiwan having the right to designate five (5) directors and with Cetus Sponsor LLC having the right to designate two (2) directors.

On July 31, 2023, the parties to the Business Combination Agreement entered into a First Addendum to the Business Combination Agreement, pursuant to which (A) MKDWELL Tech Inc. agreed to become a party to the Business Combination Agreement and to comply with the terms applicable to Pubco thereunder and (B) the parties agreed to extend the date by which Pubco, Merger Sub 1 and Merger Sub 2 must execute an addendum to become parties to the Business Combination Agreement from July 31, 2023 to August 20, 2023.

On August 10, 2023, MKDMerger1 Inc. and MKDMerger2 Inc. each executed and delivered a Second Addendum to the Business Combination Agreement, pursuant to which (A) MKDMerger1 Inc. agreed to become a party to the Business Combination Agreement and to comply with the terms applicable to Merger Sub 1 thereunder and (B) MKDMerger2 Inc. agreed to become a party to the Business Combination Agreement and to comply with the terms applicable to Merger Sub 2 thereunder.

The Business Combination is expected to close in the fourth calendar quarter of 2023, following the receipt of the required approval by the stockholders of the Company and, to the extent necessary, the other parties to the Business Combination Agreement, approval by the Nasdaq Stock Market (“Nasdaq”) of the initial listing application of Pubco filed in connection with the Business Combination, and the fulfillment of other customary closing conditions.

CETUS CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Commitments and Contingency

(a) Registration Rights

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

(b) Underwriting Agreement

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

(c) Right of First Refusal

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

CETUS CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 8 - Stockholders’ Equity

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

As of June 30, 2023, there were 1,781,875 shares of Class A Common Stock issued and outstanding, including 57,500 Representative Shares issued to the underwriter, and excluding 5,750,000 shares subject to possible redemption. As of December 31, 2022, there were 1,437,500 shares of Class A Common Stock issued and outstanding.

Class B Common Stock — Our amended and restated certificate of incorporation authorizes the Company to issue 4,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. The Company issued an aggregate of 1,725,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. Class B common stock is convertible into shares of Class A Common Stock on a one-for-one basis (A) at any time and from time to time at the option of the holder thereof and (B) automatically at the time of our initial business combination. On August 31, 2022, the Sponsor converted its shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis. As of June 30, 2023 and December 31, 2022, there were no shares of Class B common stock issued and outstanding.

Preferred Stock — Our amended and restated certificate of incorporation authorizes the Company to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

CETUS CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 8 - Stockholders’ Equity (Continued)

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

The Placement Warrants, as well as any warrants underlying additional units the Company issues to the Sponsor, officers, directors, initial stockholders or their affiliates in payment of Working Capital Loans made to the Company, will be identical to the Public Warrants, except that the Placement Warrants will be entitled to registration rights, and the Placement Warrants (including the common shares issuable upon the exercise of the Placement Warrants) will not be transferable, assignable or saleable until after the completion of a Business Combination, except to permitted transferees

Rights -Each holder of a Right will automatically receive one-sixth (1/6) of one share of Class A common stock upon consummation of the initial Business Combination. No additional consideration will be required to be paid by a holder of Rights in order to receive his, her, or its additional Class A common stock upon consummation of an initial business combination. The Class A common stock issuable upon exchange of the Rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete the initial Business Combination within the Combination Period, and the Company liquidates the funds held in the trust account, holders of Rights will not receive any of such funds for their rights, nor will they receive any distribution from our assets held outside of the trust account with respect to such rights, and the rights will expire worthless.

Note 9 — Subsequent events

On July 31, 2023 and August 20, 2023, the Company entered into amendments to the Business Combination Agreement, the sections of which were outlined in Note 6 of this quarterly report on Form 10-Q.

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

If we unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less certain amount of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We cannot assure you that our plans to complete our initial business combination will be successful.

Proposed Business Combination

On June 20, 2023, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) by and among our company, MKD Technology Inc., a Taiwan corporation (the “MKD Taiwan”), MKDWELL Limited, a British Virgin Islands company (“MKD BVI”), and Ming-Chia Huang, in his capacity as the representative of the shareholders of MKD Taiwan (the “Shareholders’ Representative”).

The Business Combination Agreement contemplates, among other things, that: (A) the Shareholders’ Representative will incorporate a British Virgin Islands business company (“Pubco”) for the purpose of serving as the public listed company whose shares shall be traded on The Nasdaq Stock Market, which company shall initially be owned by the Shareholders’ Representative; (B) Pubco will incorporate a British Virgin Islands business company and wholly-owned subsidiary of Pubco (“Merger Sub 1”) for the sole purpose of merging with and into MKD BVI (the “Acquisition Merger”), with MKD BVI being the surviving entity and a wholly-owned subsidiary of Pubco; (C) Pubco will incorporate a British Virgin Islands business company and wholly-owned subsidiary of Pubco (“Merger Sub 2”) for the sole purpose of the merger of our company with and into Merger Sub 2 (the “SPAC Merger”), in which our company will be the surviving entity and a wholly-owned subsidiary of Pubco; (D) MKD BVI and Merger Sub 1 will effect the Acquisition Merger; and (E) our company and Merger Sub 2 will effect the SPAC Merger.

The Acquisition Merger, the SPAC Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter collectively referred to as the “Business Combination”. Capitalized terms used, but not defined, herein, shall have the respective meanings given to such terms in the Business Combination Agreement.

Pubco was incorporated in the BVI on July 25, 2023 under the name MKDWELL Tech Inc. and became a party to the Business Combination Agreement on July 31, 2023. Merger Sub 1 was incorporated in the BVI on August 1, 2023 under the name MKDMerger1 Inc. and became a party to the Business Combination Agreement on August 10, 2023. Merger Sub 2 was incorporated in the BVI on August 1, 2023 under the name MKDMerger2 Inc. and became a party to the Business Combination Agreement on August 10, 2023.

The aggregate consideration to be paid to the shareholders of MKD BVI for the Acquisition Merger is US$230 million (less the amount of Closing Company Debt plus the amount of Closing Company Cash), payable on the Closing Date in the form of a number of newly issued ordinary shares of Pubco valued at $10.00 per share. In the event that MKD BVI holds less than 100% of the issued and outstanding shares of the capital stock of MKD Taiwan at the Closing Date, the number of ordinary shares of Pubco to be issued to the shareholders of MKD BVI shall be proportionately reduced.

On the Closing Date, our company and Merger Sub 2 will effect the SPAC Merger, as a result of which we will continue as a wholly-owned subsidiary of Pubco. In connection with the SPAC Merger, every issued and outstanding unit of our company shall separate into each unit’s individual components, consisting of one share of Class A common stock, one warrant and one right, and all units shall cease to be outstanding and shall automatically be canceled and retired and shall cease to exist. In addition, each of the issued and outstanding securities of our company will be converted into an equivalent amount of Pubco’s securities, as follows:

●	Each share of the Class A common stock of our company will be converted automatically into one ordinary share of Pubco;

●	Each right to acquire one-sixth of one share of our Class A common stock will be converted automatically into one right to acquire one-sixth of one ordinary share of Pubco, except that any fractional share that would otherwise be issued will be rounded down to the nearest whole share; and

●	Each warrant entitled to purchase one (1) share of our Class A Common stock at a price of $11.50 per whole share will be converted automatically into one warrant to purchase one (1) ordinary share of Pubco at a price of $11.50 per whole share.

The Business Combination Agreement contemplates that Pubco will, immediately after the Closing, have a board of directors composed of seven (7) persons, with MKD Taiwan having the right to designate five (5) directors and with Cetus Sponsor LLC having the right to designate two (2) directors.

On July 31, 2023, the parties to the Business Combination Agreement entered into a First Addendum to the Business Combination Agreement, pursuant to which (A) MKDWELL Tech Inc. agreed to become a party to the Business Combination Agreement and to comply with the terms applicable to PubCo thereunder and (B) the parties agreed to extend the date by which PubCo, Merger Sub 1 and Merger Sub 2 must execute an addendum to become parties to the Business Combination Agreement from July 31, 2023 to August 20, 2023.

On August 10, 2023, MKDMerger1 Inc. and MKDMerger2 Inc. each executed and delivered a Second Addendum to the Business Combination Agreement, pursuant to which (A) MKDMerger1 Inc. agreed to become a party to the Business Combination Agreement and to comply with the terms applicable to Merger Sub 1 thereunder and (B) MKDMerger2 Inc. agreed to become a party to the Business Combination Agreement and to comply with the terms applicable to Merger Sub 2 thereunder.

The Business Combination is expected to close in the fourth calendar quarter of 2023, following the receipt of the required approval by our stockholders and, to the extent necessary, the other parties to the Business Combination Agreement, approval by the Nasdaq Stock Market (“Nasdaq”) of the initial listing application of Pubco filed in connection with the Business Combination, and the fulfillment of other customary closing conditions.

Representations and Warranties; Covenants

The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the Business Combination Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of MKD Taiwan and its subsidiaries during the period between execution of the Business Combination Agreement and the Closing. Each of the parties to the Business Combination Agreement has agreed to use commercially reasonable efforts to cause all actions and things necessary to consummate and make effective as promptly as practicable the Business Combination.

Conditions to Each Party’s Obligations

Under the Business Combination Agreement, the obligations of the parties to consummate the transactions contemplated thereby are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) no Governmental Authority of competent jurisdiction shall have enacted, enforced or entered any Law or issued a Governmental Order or legal injunction that is in effect on the Closing Date and that has the effect of making the transactions contemplated by the Business Combination Agreement illegal, otherwise restraining or prohibiting consummation of such transactions or causing any of the transactions contemplated thereunder to be rescinded following completion thereof; (ii) the matters that are submitted to the vote of our shareholders as specified in the Business Combination Agreement shall have been approved by the requisite vote of our shareholders; (iii) the registration statement on Form F-4 to be prepared by our company in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the ordinary shares of Pubco to be issued under the Business Combination Agreement shall have been declared effective by the Securities and Exchange Commission; (iv) receipt of any necessary regulatory or governmental approvals; (v) if required under applicable law, MKD BVI shall have delivered to us written consents of the shareholders of MKD BVI representing such percentage of the outstanding voting power of the ordinary shares of MKD BVI necessary to approve the Acquisition Merger and the transactions contemplated by the Business Combination Agreement, and the board of directors of MKD Taiwan shall have passed a resolution to ratify and approve the Business Combination Agreement and the transactions contemplated therein; (vi) Pubco’s initial listing application with Nasdaq shall have been approved and, immediately following the Closing, Pubco shall satisfy any applicable initial and continuing listing requirements of Nasdaq and Pubco shall not have any notice of non-compliance that is not cured by the Closing, and Pubco’s ordinary shares and other securities shall have been approved and continue to be approved for listing on Nasdaq; (vii) the fundamental representations of each of MKD Taiwan and our company shall be true and correct in all respects (except for de minimis inaccuracies) and the representations and warranties of MKD Taiwan and our company (other than the fundamental representations) shall be true and correct in all respects; (viii) the covenants and agreements of our company and of the Company Parties, as applicable, set forth in the Business Combination Agreement, shall have been duly performed or complied with in all material respects; (ix) from the date of the Business Combination Agreement, no MKD Taiwan Material Adverse Effect shall have occurred, and there shall be no event, change, circumstance, effect, development, condition or occurrence that, individually or in the aggregate, with or without the lapse of time, could reasonably be expected to have an MKD Taiwan Material Adverse Effect; (x) we shall have received copies of all Governmental Approvals, if any, in form and substance reasonably satisfactory to our company, and no such Governmental Approval shall have been revoked; (xi) we and MKD Taiwan each shall have received a copy of each of the Ancillary Agreements duly executed by the parties thereto and each such Ancillary Agreement shall be in full force and effect; (xii) we shall have received copies of any necessary third party consents in form and substance reasonably satisfactory to us; (xiii) the restructuring and reorganization of the Company Parties as described in the Business Combination Agreement shall have been completed to our reasonable satisfaction; and (xiv) Pubco, Merger Sub 1 and Merger Sub 2 shall have executed an addendum to become parties to the Business Combination Agreement.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, without limitation: (i) by mutual written consent of our company, MKD Taiwan and MKD BVI; (ii) by us or MKD Taiwan, if the Closing has not occurred on or before November 1, 2023 (the “Outside Date”), unless the absence of such occurrence shall be due to the failure of our company, on the one hand, or any Company Party, on the other hand, to materially perform its obligations under the Business Combination Agreement required to be performed by it on or prior to the Outside Date; (iii) by our company or MKD Taiwan if (x) there shall be any Law that makes consummation of the transactions contemplated by the Business Combination Agreement illegal or otherwise prohibited or (y) any Governmental Authority shall have issued a Governmental Order restraining or enjoining the transactions contemplated by the Business Combination Agreement, and such Governmental Order shall have become final and non-appealable; (iv) by us if (x) we are not in material breach of any of its obligations under the Business Combination Agreement and (y) any Company Party is in material breach of any of its representations, warranties or obligations under the Business Combination Agreement that renders or could reasonably be expected to render the conditions set forth in Section 9.02(a) or Section 9.02(b) of the Business Combination Agreement incapable of being satisfied on the Outside Date, and such breach is either (A) not capable of being cured prior to the Outside Date or (B) if curable, is not cured within the earlier of (I) thirty (30) days after the giving of written notice by us to MKD Taiwan and (II) two (2) Business Days prior to the Outside Date; (v) by MKD Taiwan if (x) no Company Party is in material breach of any of its obligations under the Business Combination Agreement and (y) we are in material breach of any of our representations, warranties or obligations under the Business Combination Agreement that renders or could reasonably be expected to render the conditions set forth in 9.03(a) or 9.03(b) of the Business Combination Agreement incapable of being satisfied on the Outside Date, and such breach is either (A) not capable of being cured prior to the Outside Date or (B) if curable, is not cured within the earlier of (I) thirty (30) days after the giving of written notice by MKD Taiwan to us and (II) two (2) Business Days prior to the Outside Date; (vi) by either us or MKD Taiwan if the restructuring and Taiwan Reorganization described in Section 7.15 of the Business Combination Agreement is not completed on or prior to September 30, 2023; and (vii) by us if each of Pubco, Merger Sub 1 and Merger Sub 2 do not execute an addendum to become parties to the Business Combination Agreement on or prior to August 20, 2023.

If the Business Combination Agreement is validly terminated, it shall thereafter become void and have no effect, and no party thereto shall have any Liability to any other party thereto, its Affiliates or any of their respective directors, officers, employees, equityholders, partners, members, agents or representatives in connection with the Business Combination Agreement, except that if we terminate the Business Combination Agreement pursuant to items (vi) or (vii) of the immediately preceding paragraph, then, promptly (and in any event within twenty (20) Business Days) after such termination, MKD Taiwan shall reimburse us for any and all reasonable costs and expenses with proof of invoice (including legal and accounting fees and expenses) incurred by us in connection with the negotiation, execution and delivery of the Business Combination Agreement and the transactions contemplated thereby.

A copy of the Business Combination Agreement has been filed as Exhibit 2.1 hereto (the terms of which are incorporated herein by reference) and the foregoing description of the Business Combination Agreement is qualified in its entirety by reference thereto.

The Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Business Combination Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. We do not believe that these schedules contain information that is material to an investment decision.

Results of Operations

Our entire activity since inception up to June 30, 2023 was in connection with our initial public offering and our search for a target for our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three and six months ended June 30, 2023, we had net income of $465,872 and $413,341, respectively, which consisted of interest income on the trust account in the amount of $691,999 and $1,106,041, respectively, partially offset by formation and operating costs of $41,070 and $379,403, respectively, and franchise tax expense of $50,000 and $102,567, respectively.

Liquidity and Capital Resources

At June 30, 2023, the Company had $5,257 in cash and working capital deficit of $303,253.

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

Registration Rights

The holders of the Founder Shares issued and outstanding, as well as the holders of the Placement Units and any units our sponsor, officers, directors, initial stockholders or their affiliates may be issued in payment of working capital loans or extension loans made to the Company (and all underlying securities), will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of these securities will be entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. The holders of a majority of the Placement Units and units issued to our sponsor, officers, directors, initial stockholders or their affiliates in payment of working capital loans and extension loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement will provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

At the IPO date, we granted EF Hutton, division of Benchmark Investments, LLC, the representative of the underwriters a 45-day option from the date of the IPO to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. This option was fully exercised at the time of the IPO.

The underwriters received a cash underwriting discount of: (i) one and one-half percent (1.5%) of the gross proceeds of the IPO, or $862,500. In addition, the underwriters are entitled to a deferred fee of three percent (3.0%) of the gross proceeds of the IPO, or $1,725,000 upon closing of the Business Combination. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weaknesses, which existed as of June 30, 2023. Since inception in June 2022 to the present, we did not effectively segregate certain accounting duties due to the small size of our accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of June 30, 2023, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1#	Business Combination Agreement, dated as of June 20, 2023, by and among Cetus Capital Acquisition Corp., MKD Technology Inc., MKDWELL Limited and Ming-Chia Huang (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on June 26, 2023, and incorporated herein by reference).
2.2#	First Addendum to the Business Combination Agreement, dated as of July 31, 2023 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on August 4, 2023, and incorporated herein by reference).
2.3#	Second Addendum to the Business Combination Agreement, dated as of August 10, 2023 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on August 11, 2023, and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Cetus Capital Acquisition Corp. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 3, 2023, and incorporated herein by reference).
3.2	Bylaws of Cetus Capital Acquisition Corp. (filed as Exhibit 3.3 to the Registration Statement on Form S-1 (No. 333-266363), and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
##	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CETUS CAPITAL ACQUISITION CORP.

Date: August 21, 2023	By:	/s/ Chung-Yi Sun
	Name:	Chung-Yi Sun
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Cheng-Nan Wu
	Name:	Cheng-Nan Wu
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

