Form 10-Q
period 2023-09-30
Cetus Capital Acquisition Corp.
filed 2023-11-15
CIK 1936702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, there were 7,531,875 shares of the Class A Common Stock, par value $0.0001 per share, and -0- shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

CETUS CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

		Page
Part I. Financial Information		1

Item 1.	Financial Statements	1
	Balance Sheets as of September 30, 2023 and December 31, 2022 (Unaudited)	1
	Statements of Operations for the Three and Nine Months Ended September 30, 2023, for the Three Months Ended September 30, 2022 and for the period from June 7, 2022 (inception) through September 30, 2022 (Unaudited)	2
	Statements of Changes in Stockholders’ (Deficit) Equity for the Nine Months Ended September 30, 2023 and for the period from June 7, 2022 (inception) through September 30, 2022 (Unaudited)	3
	Statements of Cash Flows for the Nine Months Ended September 30, 2023 and for the period from June 7, 2022 (inception) through September 30, 2022 (Unaudited)	4
	Notes to Unaudited Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4.	Controls and Procedures	23

Part II. Other Information		25

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
		26
Part III. Signatures		27

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CETUS CAPITAL ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$39,585	$20,000
Prepaid expenses	56,806	-
Deferred offering costs	-	216,185
Total current assets	96,391	236,185

Non-current assets:
Cash held in the trust	59,875,142	-

Total assets	$59,971,533	$236,185

LIABILITIES
Current liabilities:
Other payable	5,176	-
Accrued offering costs	70,000	-
Franchise tax payable	152,567	-
Income tax payable	255,428	-
Amount due to a related party	114,456	-
Promissory note - related party	-	216,837
Total current liabilities	597,627	216,837

Deferred underwriting commission	1,725,000	-

Total liabilities	$2,322,627	$216,837

Commitments and Contingencies
Class A Common stock subject to possible redemption, $0.0001 par value; 5,750,000 shares issued and outstanding at redemption value	57,872,669	-

SHAREHOLDERS’ EQUITY
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 1,781,875 issued and outstanding, 1,437,500 shares issued and outstanding (excluding 5,750,000 share subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	179	144
Class B common stock, $0.0001 par value; 4,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	-	24,856
Accumulated deficit	(223,942)	(5,652)
Total shareholders’ (deficit)/equity	(223,763)	19,348
Total liabilities and shareholders’ (deficit)/equity	$59,971,533	$236,185

The accompanying notes are an integral part of these unaudited financial statements.

CETUS CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

（UNAUDITED）

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Period from June 7, 2022 (inception) through September 30, 2022

Formation and operating costs	$(103,285)	$(5,000)	$(482,688)	$(5,652)
Franchise tax	(50,000)	-	(152,567)	-
Loss from operation	(153,285)	(5,000)	(635,255)	(5,652)

Unrealized gain on marketable securities hold in the trust account	262,851	-	1,368,892	-
Other income	262,851	-	1,368,892	-
Income (loss) before income taxes	109,566	(5,000)	733,637	(5,652)
Income tax expenses	(44,698)	-	(255,428)	-
Net income (loss)	64,868	(5,000)	478,209	(5,652)

Weighted average shares outstanding, basic and diluted*	7,531,875	1,250,000	6,795,192	1,250,000
Basic and diluted net income (loss) per common share	$0.01	$(0.00)	$0.07	$(0.00)

*	On August 31, 2022, the Company converted 1,725,000 shares of its Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis. On December 30, 2022, the Sponsor surrendered to the Company for cancellation 287,500 shares of Class A common stock for no consideration, resulting in the Sponsor owning 1,437,500 shares of Class A common stock (up to 187,500 shares of which are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part). The surrender was effective retroactively.

The accompanying notes are an integral part of these unaudited financial statements.

CETUS CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Subscription	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance as of June 7, 2022 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor for subscription receivable	-	-	1,437,500	144	24,856	-	(25,000)	-
Conversion of Class B to Class A common stock	1,437,500	144	(1,437,500)	(144)	-	-	-	-
Net loss	-	-	-	-	-	(652)	-	(652)
Balance as of June 30, 2022	1,437,500	$144	-	$-	$24,856	$(652)	$(25,000)	$(652)
Net loss	-	-	-	-	-	(5,000)	-	(5,000)
Balance as of September 30, 2022	1,437,500	$144	-	$-	$24,856	$(5,652)	$(25,000)	$(5,652)

Balance as of December 31, 2022	1,437,500	$144	-	-	$24,856	$(5,652)	$-	$19,348
Issuance of Class A Common Stock	5,750,000	575	-	-	57,499,425	-	-	57,500,000
Issuance of Private Placement Units	265,191	27	-	-	2,651,883	-	-	2,651,910
Conversion from Promissory Note to Private Placement Units	21,684	2	-	-	216,835	-	-	216,837
Issuance of representative shares	57,500	6	-	-	137,442	-	-	137,448
Underwriting Commissions	-	-	-	-	(2,587,500)	-	-	(2,587,500)
Offering Costs	-	-	-	-	(767,346)	-	-	(767,346)
Reclassification of Common Stock Subject to Redemption	(5,750,000)	(575)	-	-	(51,769,960)	-	-	(51,770,535)
Accretion of initial measurement of subject to redemption	-	-	-	-	(1,397,314)	-	-	(1,397,314)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	-	(214,342)	-	-	(214,342)
Net loss	-	-	-	-	-	(52,531)	-	(52,531)
Balance as of March 31, 2023	1,781,875	$179	-	$-	$3,793,979	$(58,183)	$-	$3,735,975
Accretion of initial measurement of subject to redemption	-	-	-	-	(2,245,239)	-	-	(2,245,239)
Net income	-	-	-	-	-	465,872	-	465,872
Balance as of June 30, 2023	1,781,875	$179	-	$-	$1,548,740	$407,689	$-	$1,956,608
Accretion of initial measurement of subject to redemption	-	-	-	-	(1,548,740)	(696,499)	-	(2,245,239)
Net income	-	-	-	-	-	64,868	-	64,868
Balance as of September 30, 2023	1,781,875	$179	-	$-	$	$(223,942)	$-	$(223,763)

The accompanying notes are an integral part of these unaudited financial statements.

CETUS CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2023	For the Period from June 7, 2022 (inception) through September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$478,209	$(5,652)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain in the trust account	(1,368,892)	-
Changes in operating assets and liabilities:
Prepaid expenses	(56,806)	-
Other payable	5,181	-
Income tax payable	255,428	-
Franchise tax payable	152,567	-
Formation and operating costs paid by Sponsor under Promissory Note – Related Party	-	5,652
Net cash used in operating activities	$(534,313)	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash in Trust Account	(58,506,250)	-
Net cash used in investing activities	(58,506,250)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans proceed from a related party	114,456	-
Payment of offering costs	(334,720)	-
Proceeds from sale of Public Units	57,500,000	-
Proceeds from sale of Private Placement units	2,651,910	-
Payment of Underwriting discount	(862,500)	-
Payment of accounts payable and Rockport	(8,998)	-
Net cash provided by financing activities	59,060,148	-

Net change in cash	19,585	-
Cash at the beginning of the period	20,000	-
Cash at the end of the period	$39,585	$-

Supplemental disclosure of non-cash financing activities
Deferred underwriting fee payable	$1,725,000	$-
Allocation of offering costs	$3,208,090	$-
Value of Class A ordinary shares subject to redemption	$51,770,535	$-
Issuance of Representative Shares	$137,448	$-
Deferred offering costs in accrued offering costs	$70,000	$-
Accretion of initial measurement of subject to redemption	$5,887,792	$-
Remeasurement of common stock subject to redemption value	$214,342	$-
Conversion from Promissory Notes to Private Placement Units	$216,837	$-
Deferred offering costs paid from Promissory Note – Related Party	$-	$126,185
Issuance of Founder Shares to Sponsor for subscription receivable	$-	$25,000

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

As of September 30, 2023, the Company had not commenced any operations. All activities through September 30, 2023, are related to the Company’s formation and the initial public offering (“IPO” as defined below in Note 3). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company is identifying a target company for a Business Combination and the proposed acquisition of MKDWELL Limited, a British Virgin Islands company (“MKD BVI”) (see Note 6).

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

(a)	Liquidity and Capital Resources and Going Concern Consideration

As of September 30, 2023, the Company had $39,585 in cash and working capital deficit of $501,236. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and through up to $300,000 in loans available from our sponsor under an unsecured promissory note. On February 3, 2023, the total principal amount of $216,837 was converted into part of the subscription of $2,868,750 private placement at a price of $10.00 per unit. The promissory note was cancelled and no amounts were then owed under the note.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

(d) Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $39,585 as of September 30, 2023 and $20,000 as of December 31, 2022. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

(e) Cash Held in Trust Account

As of September 30, 2023 and December 31, 2022, $59,875,142 and $nil of the assets in the Trust Account were held in cash, respectively.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the period from June 7, 2022 (inception) to September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes for the nine months ended of September 30, 2023 and September 30, 2022 were $255,428 and $nil, respectively.

(h) Dividends

The Board may from time to time declare, and the Company may pay, dividends (payable in cash, property or shares of the Company’s capital stock) on the Company’s outstanding shares of capital stock, subject to applicable law and the Amended and Restated Certificate of Incorporation.

(i) Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 9-month period leading up to a Business Combination. As of September 30, 2023, the Company had recorded accretion of $5,887,792.

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

At September 30, 2023, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public warrants	(230,575)
Proceeds allocated to public rights	(2,290,800)
Allocation of offering costs related to redeemable shares	(3,208,090)
Plus:
Accretion of initial carrying value to redemption value	5,887,792
Remeasurement of subsequent measurement of common stock subject to redemption value	214,342
Common stock subject to possible redemption	$57,872,669

CETUS CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

As of September 30, 2023, 1,437,500 Founder Shares were issued and outstanding and none of the Founder Shares are subject to forfeiture as a result of the underwriters’ full exercise of the over-allotment option on February 1, 2023.

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

As of September 30, 2023, the $216,837 that had been borrowed under the promissory note with our sponsor was converted into part of the subscription of $2,868,750 private placement at a price of $10.00 per unit. The promissory note was cancelled and no amounts were owed under the note.

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

On May 9, 2023, July 18, 2023 and August 23, 2023, a related party Awinner Limited, which was 100% owned by Chung-Yi Sun, Chief Executive Officer of the Company, provided interest-free loan of $19,978, $24,500 and $69,978 to the Company, respectively. The loan was due on demand.

CETUS CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

As of September 30, 2023, there were 1,781,875 shares of Class A Common Stock issued and outstanding, including 57,500 Representative Shares issued to the underwriter, and excluding 5,750,000 shares subject to possible redemption. As of December 31, 2022, there were 1,437,500 shares of Class A Common Stock issued and outstanding.

Class B Common Stock — Our amended and restated certificate of incorporation authorizes the Company to issue 4,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. The Company issued an aggregate of 1,725,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. Class B common stock is convertible into shares of Class A Common Stock on a one-for-one basis (A) at any time and from time to time at the option of the holder thereof and (B) automatically at the time of our initial business combination. On August 31, 2022, the Sponsor converted its shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis. As of September 30, 2023 and December 31, 2022, there were no shares of Class B common stock issued and outstanding.

Preferred Stock — Our amended and restated certificate of incorporation authorizes the Company to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

CETUS CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Business Combination is expected to close in the first calendar quarter of 2024, following the receipt of the required approval by our stockholders and, to the extent necessary, the other parties to the Business Combination Agreement, approval by the Nasdaq Stock Market (“Nasdaq”) of the initial listing application of Pubco filed in connection with the Business Combination, and the fulfillment of other customary closing conditions.

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

Results of Operations

Our entire activity since inception up to September 30, 2023 was in connection with our initial public offering and our search for a target for our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three and nine months ended September 30, 2023, we had net income of $64,868 and $478,209, respectively, which consisted of interest income on the trust account in the amount of $262,851 and $1,368,892, respectively, partially offset by formation and operating costs of $103,285 and $482,688, respectively, and franchise tax expense of $50,000 and $152,567, respectively.

Liquidity and Capital Resources

At September 30, 2023, the Company had $39,585 in cash and working capital deficit of $501,236.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weaknesses, which existed as of September 30, 2023. Since inception in June 2022 to the present, we did not effectively segregate certain accounting duties due to the small size of our accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of June 30, 2023, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CETUS CAPITAL ACQUISITION CORP.

Date: November 15, 2023	By:	/s/ Chung-Yi Sun
	Name:	Chung-Yi Sun
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2023	By:	/s/ Cheng-Nan Wu
	Name:	Cheng-Nan Wu
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

