Form 10-K
period 2023-12-31
Cetus Capital Acquisition Corp.
filed 2024-03-28
CIK 1936702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41609

Cetus Capital Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	88-2718139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Floor 3, No. 6, Lane 99 Zhengda Second Street, Wenshan District Taipei, Taiwan, R.O.C.	11602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: + 886 920518827

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock, one Warrant and one Right	CETUU	The Nasdaq Stock Market LLC
Class A Common Stock, $0.0001 par value per share	CETU	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	CETUW	The Nasdaq Stock Market LLC
Rights, each exchangeable for one-sixth (1/6) of one share of Class A Common Stock	CETUR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2023, the aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant was $49,349,164, based on a closing market price of $10.26 on the Nasdaq Stock Market.

As of March 27, 2024, there were 3,840,809 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”), which number includes 297,205 shares in unseparated units, and -0- shares of the Company’s Class B Common Stock, $0.0001 par value per share (the “Class B Shares”), issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination, including the MKD Business Combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination, including the MKD Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Business Combination Period” means the period initially ending on November 3, 2023, which period was later extended to February 3, 2024, and which period, following the Extension Meeting, and which period, following the Extension Meeting, may be extended for up to six (6) one-month extensions to August 3, 2024, provided that an additional amount equal to the lesser of $0.03 per outstanding public share and $50,000 for each month extended is deposited into the Trust Account, in accordance with the certificate of incorporation. On or about October 31, 2023, the Sponsor deposited an aggregate of $575,000 into the Trust Account to extend the Business Combination Period for an additional three month period, until February 3, 2024, on or about February 3, 2024, the Sponsor deposited an aggregate of $50,000 into the Trust Account to extend the Business Combination Period for an additional one month period, until March 3, 2024, and on or about March 5, 2024, the Sponsor deposited an aggregate of $50,000 into the Trust Account to extend the Business Combination Period for an additional one month period, until April 3, 2024.

●	“certificate of incorporation” are to our amended and restated certificate of incorporation;

●	“China” or “PRC” are to the People’s Republic of China, including Hong Kong and Macau;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Extension Meeting” means that certain meeting of the stockholders of our company held on January 31, 2024.

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, all of which shares were converted by our sponsor into the same number of shares of our Class A common stock on August 31, 2022, and 287,500 of which shares our sponsor surrendered to us for cancellation for no consideration on December 30, 2022;

●	“initial stockholders” are to our sponsor, any other holders of our founder shares prior to our initial public offering and/or holders of representative shares (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“placement rights” are to the rights being purchased by our sponsor in the private placement;

●	“placement shares” are to the shares of Class A common stock included within the placement units being purchased by our sponsor in the private placement;

●	“placement units” are to the units being purchased by our sponsor in the private placement, with each placement unit consisting of one placement share, one placement warrant and one right;

●	“placement warrants” are to the redeemable warrants being purchased by our sponsor in the private placement, with each whole placement warrant exercisable for one share of Class A common stock at an exercise price of $11.50;

●	“private placement” are to the private placement of 286,875 units at a price of $10.00 per unit (approximately $2,868,750) that closed simultaneously with the closing of our initial public offering;

●	“public rights” are to the rights sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market, including rights that may be acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market, including warrants that were acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market);

●	“representative” are to EF Hutton, division of Benchmark Investments, LLC who is the representative of the underwriters in our initial public offering;

●	“representative shares” are to the 57,500 shares of Class A common stock issued as compensation to the representative and/or its designees in connection with our initial public offering;

●	“rights” are to the placement rights and the public rights, as the context requires;

●	“sponsor” are to Cetus Sponsor LLC, a Delaware limited liability company;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“underwriters” are to the underwriters of our initial public offering, for which the representative acted as representative;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans; and

●	“we,” “us,” “company” or “our company” are to Cetus Capital Acquisition Corp.

PART I

Item 1.	Business.

Overview

We are a blank check company incorporated on June 7, 2022 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer throughout this prospectus to as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to our initial public offering and our search for a business combination target.

Although our efforts to identify a target business will not be limited to any particular industry or geographic region, we intend to focus our search for a target business in the industrials, information technology and Internet-of-Things industries with an intention to initially prioritize Taiwan.

Although certain members of our board of directors and management have significant business ties to the PRC, and one independent director resides in the PRC, we have determined that because of uncertainties in the regulatory climate in the PRC, and the potential for future governmental actions that might unfavorably impede future operations, we will not consider or undertake a business combination with an entity or business based in, or with its principal or a majority of its business operations (either directly or through any subsidiaries) in, the PRC (including Hong Kong and Macau), and, for the avoidance of doubt, we will not enter into an agreement for, or consummate our initial business combination with, such an entity or business, or consummate our initial business combination in circumstances where we are the counterparty to a variable interest entity (“VIE”) structure or other arrangement with a PRC-based entity. Since many of our officers and directors have business experience in China, and one independent director resides in the PRC, not being able to target a business in the PRC may make it more difficult to find an attractive target business outside of the PRC, and it may make us a less attractive partner to non-Hong Kong and non-PRC targets. Because our offices are not in the PRC, we will not acquire a business in the PRC, we currently do not operate in the PRC, and a majority of our officers and directors are outside of the PRC, we are not subject to PRC regulations, such as those put out by the China Securities Regulatory Commission or Cyberspace Administration of China. However, the relationships of our officers and directors to the PRC could influence the types of targets that they select to acquire due to changes in laws or regulations in the PRC, which could result in significantly reduced securities trading prices of a post-business combination company.

Our management team is led by Chung-Yi Sun, our Chief Executive Officer, President and the Chairman of our Board of Directors, and Cheng-Nan Wu, our Chief Financial Officer and a member of our board of directors, who are well positioned to identify attractive business combination opportunities with compelling characteristics and potential, and that our contacts and relationships, ranging from owners and management teams of private and public companies, private equity funds, investment bankers, attorneys, to accountants and business brokers will allow us to generate an attractive transaction for our stockholders.

On February 3, 2023, we consummated our initial public offering of 5,750,000 units, including the underwriters’ over-allotment option of an additional 750,000 units. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, one redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, and one right to receive one-sixth of one share of Class A Common Stock upon the consummation of our initial business combination. The units were sold at a price of $10.00 per unit, generating gross proceeds of $57,500,000.

Simultaneously with the consummation of the initial public offering, we completed the private placement of an aggregate of 286,875 units to our sponsor, including 24,375 units issued pursuant to the underwriters’ exercise of the over-allotment option in full, at a purchase price of $10.00 per private placement unit, generating total gross proceeds of $2,868,750, including the conversion of the outstanding promissory note to private units at $10.00 per unit in the total principal amount of $216,837.

A total of $58,506,250, comprised of $55,854,336 of the proceeds from our initial public offering (which amount includes $1,725,000 of the underwriters’ deferred discount) and $2,651,914 of the proceeds of the sale of the placement units, was placed in a U.S.-based trust account, maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

On March 24, 2023, the shares of Class A common stock, public warrants and public rights included in the units began separate trading.

Extensions

On October 31, 2023, the Sponsor deposited $575,000 into the Trust Account in connection with the extension of the Business Combination Period from November 3, 2023 to February 3, 2024. This deposit was made in respect of a loan to the Company (the “Extension Loan”), which Extension Loan is evidenced by an unsecured promissory note issued by the Company to the Sponsor (the “Extension Note”). The funds that were used by the Sponsor to make the Extension Loan were provided by MKD BVI (the loan made by MKD BVI to the Sponsor being referred to herein as the “First MKD Loan”). The First MKD Loan is evidenced by a promissory note issued by the Sponsor to MKD BVI containing substantially the same terms as the Extension Note. As a condition for MKD BVI to make the First MKD Loan to the Sponsor, the Sponsor granted to MKD BVI a security interest in 575,000 of the shares of our Class A common stock held by the Sponsor.

On December 14, 2023, the Company, the Sponsor, the members of our Board of Directors (the “Insiders”) and EF Hutton executed and delivered a Letter of Consent and Waiver (the “Consent and Waiver”), agreeing that notwithstanding anything to the contrary in the Insider Letter among the Insiders, the Company, the Sponsor and EF Hutton, the Sponsor may pledge as security and/or transfer any shares of our Class A common stock held by the Sponsor in connection with the obtaining of loans towards payment of the fees for the extension of the Business Combination Period, including but not limited to those shares of our Class A common stock pledged in connection with the MKD Loan.

On January 31, 2024, we held the Extension Meeting, at which our stockholders approved an amendment (the “Extension Amendment”) to our amended and restated certificate of incorporation to extend the date by which we must consummate an initial business combination from February 3, 2024 up to six (6) one-month extensions to August 3, 2024, provided that an additional amount equal to the lesser of $0.03 per outstanding public share and $50,000 for each month extended is deposited into the trust account, or such earlier date as determined by our Board of Directors (the “2024 Extension”). We implemented the 2024 Extension by (A) filing the Extension Amendment with the Secretary of State of the State of Delaware on February 2, 2024 and (B) entering into an Amendment No. 1 of the Trust Agreement that reflects the 2024 Extension. In connection with the Extension Meeting, an aggregate of 3,691,066 shares of our Class A common stock issued in our initial public offering were redeemed, as a result of which redemptions $38,792,466 was removed from the Trust Account.

In connection with the Extension Amendment, the Sponsor has caused an aggregate of $50,000 to be deposited into the Trust Account to extend the Business Combination Period for an additional one month, until March 3, 2024. This deposit was made in respect of a loan to our company in the aggregate principal amount of up to $300,000 (the “Sponsor Loan”), which Sponsor Loan is evidenced by an unsecured promissory note issued by our company to the Sponsor (the “Sponsor Note”). The funds that were used by the Sponsor to make the Sponsor Loan were provided by MKD BVI (the loan made by MKD BVI to the Sponsor being referred to herein as the “Second MKD Loan”). The Second MKD Loan is evidenced by a note issued by the Sponsor to MKD BVI in the aggregate principal amount of up to $300,000 containing substantially the same terms as the Sponsor Note. As a condition for MKD BVI to make the Second MKD Loan to the Sponsor, the Sponsor granted to MKD BVI a security interest in 300,000 of the shares of our Class A common stock held by the Sponsor (the “Pledged Shares”). In addition, the Sponsor and the Company entered into a Stock Pledge Agreement with respect to the pledge of the Pledged Shares.

If the Company is unable to complete an initial business combination within the Business Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the expiration of the Business Combination Period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Proposed Business Combination

On June 20, 2023, we entered into that certain Business Combination Agreement (as it may be amended, restated, supplemented or modified from time to time, the “Business Combination Agreement”), by and among MKD Technology Inc., a Taiwan corporation with registration number 28408583 (“MKD Taiwan”), MKDWELL Limited, a company incorporated in the BVI with BVI company number 2121160 (“MKD BVI”), and Ming-Chia Huang, in his capacity as the representative of the shareholders of MKD Taiwan (the “Shareholders’ Representative”), pursuant to which, among other things: (A) the Shareholders’ Representative will incorporate MKDWELL Tech Inc., a BVI business company (“PubCo”), for the purpose of serving as the public listed company whose shares shall be traded on The Nasdaq Stock Market, which company shall initially be owned by the Shareholders’ Representative; (B) PubCo will incorporate MKDMerger1 Inc., a BVI business company and wholly-owned subsidiary of PubCo (“Merger Sub 1”), for the sole purpose of merging with and into MKD BVI (the “Acquisition Merger”) with MKD BVI being the surviving entity and a wholly-owned subsidiary of PubCo; (C) PubCo will also incorporate MKDMerger2 Inc., a BVI business company and wholly-owned subsidiary of PubCo (“Merger Sub 2”) for the sole purpose of the merger of our company with and into Merger Sub 2 (the “SPAC Merger”, and together with the Acquisition Merger, the “Mergers”; and the transactions contemplated by the Business Combination Agreement being collectively referred to as the “Business Combination”), in which our company will be the surviving entity; (D) MKD BVI and Merger Sub 1 will effect the Acquisition Merger; and (E) we and Merger Sub 2 will effect the SPAC Merger. Following the consummation of the Business Combination, PubCo will be a publicly traded holding company listed on The Nasdaq Stock Market. As used herein, the “combined company” refers to PubCo and its consolidated subsidiaries after the consummation of the Business Combination.

As a result of the Business Combination, among other things, (i) all outstanding ordinary shares of MKD BVI will be cancelled in exchange for up to approximately 23,000,000 PubCo Ordinary Shares, (ii) each outstanding unit will be automatically detached, (iii) each unredeemed outstanding share of our Class A common stock will be cancelled in exchange for the right to receive one (1) PubCo Ordinary Share, (iv) every six (6) outstanding rights will be contributed in exchange for one (1) PubCo Ordinary Share, cancelled and cease to exist, and (v) each warrant to purchase one (1) share Class A common stock will automatically be cancelled and cease to exist in exchange for a warrant to purchase one PubCo Ordinary Share.

Up to a maximum of approximately 23,000,000 PubCo Ordinary Shares will be issued to shareholders of MKD BVI in exchange for their shareholdings of MKD BVI. Pursuant to the Business Combination Agreement, the total number of PubCo Ordinary Shares that will be issued to MKD BVI shareholders is “the sum of the Aggregate Merger Consideration less the amount of Closing Company Debt, plus the amount of Closing Company Cash, in each case, as reflected on the Closing Statement, such sum being then MULTIPLIED by the percentage of equity interest of the Company which MKD BVI directly or indirectly owns as of the Closing Date, and then DIVIDED by $10.” As of August 8, 2023, MKD BVI owns 17,011,476 of the 27,278,652 issued and outstanding shares of MKD Taiwan, or approximately 62.36%. The “Aggregate Merger Consideration” means $230,000,000 as stipulated in the Business Combination Agreement. Assuming no further adjustments result from the “Closing Company Debt” and the “Closing Company Cash,” and assuming that MKD BVI continues to own 62.36% of the equity interest of MKD Taiwan on the closing date of the Business Combination, an aggregate of 14,343,228 PubCo Ordinary Shares will be issued to shareholders of MKD BVI in exchange for their shareholdings of MKD BVI.

On July 31, 2023, the parties to the Business Combination Agreement entered into a First Addendum to the Business Combination Agreement (the “First Addendum”), pursuant to which (A) MKDWELL Tech Inc. agreed to become a party to the Business Combination Agreement and to comply with the terms applicable to PubCo thereunder and (B) the parties agreed to extend the date by which PubCo, Merger Sub 1 and Merger Sub 2 must execute an addendum to become parties to the Business Combination Agreement from July 31, 2023 to August 20, 2023.

On August 10, 2023, MKDMerger1 Inc. and MKDMerger2 Inc. each executed and delivered a Second Addendum to the Business Combination Agreement (the “Second Addendum”), pursuant to which (A) MKDMerger1 Inc. agreed to become a party to the Business Combination Agreement and to comply with the terms applicable to Merger Sub 1 thereunder and (B) MKDMerger2 Inc. agreed to become a party to the Business Combination Agreement and to comply with the terms applicable to Merger Sub 2 thereunder.

On November 19, 2023, the parties to the Business Combination Agreement entered into a Third Addendum to the Business Combination Agreement (the “Third Addendum”) to extend the Termination Date from November 3, 2023 to February 1, 2024.

On February 1, 2024, the parties to the Business Combination Agreement entered into a Fourth Addendum to the Business Combination Agreement (the “Fourth Addendum”) to extend the Termination Date from February 1, 2023 to April 30, 2024.

The Business Combination Agreement (and the addenda thereto) and related agreements are further described in our Current Reports on Form 8-K filed with the SEC on June 26, 2023, August 4, 2023, August 11, 2023, November 22, 2023 and February 2, 2024, as well as in the PubCo Form F-4 described below.

Pubco Registration Statement on Form F-4

PubCo filed a Registration Statement on Form F-4 with the SEC on March 8, 2024 to register the issuance of the Pubco securities that will be issued at the consummation of the Business Combination. We use the term “PubCo Form F-4” to refer to the original registration statement as it may be subsequently amended.

Business Strategy and Competitive Advantages

Our strategy is to identify and complete a business combination that creates substantial long-term stockholder value. While we may pursue an initial business combination target in any industry or geographic location, we intend to focus our search for a target business in the information technology industry, and we will not consider or undertake a business combination with an entity or business that is based in, or has its principal business operations in, the People’s Republic of China, including Hong Kong and Macau. We intend to capitalize on the following competitive advantages in our pursuit of a target company:

●	Highly Experienced Management Team. We believe our highly experienced management team with a proven track record of building, operating and managing successful businesses will help us cascade the thought process to identity, filter and perform the right level of due diligence on the selected business combination targets.

●	Established Deal Sourcing Network. We believe the strong track record of our management team and our advisors will enable us to get access to quality deal pipeline. In addition, we believe we, through our management team, our sponsor and our advisors, have contacts and sources from which to generate acquisition opportunities and possibly seek complementary follow-on business arrangements. These contacts and sources include those in government, private and public companies, private equity and venture capital funds, investment bankers, attorneys and accountants.

●	Status as a Publicly Listed Acquisition Company. We believe our structure as a special purpose acquisition company will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering process. We believe that some target businesses will favor this alternative, which we believe sometimes may be less expensive, while offering greater certainty of execution, than the traditional initial public offering process. During an initial public offering, there are typically underwriting fees and marketing expenses, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated (subject to the satisfaction of applicable closing conditions, including approval of the board of directors (or similar governing body) and the stockholders of the target company, and the receipt of applicable stock exchange and regulatory approval), the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering. Once public, we believe our target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Industry Opportunity

While we may invest or acquire a business in any industry, our focus will initially be in the information technology sector. We believe that our target industry is attractive and worth pursuing, because with the evolution of technology in this industry, a lot of technical assistance is needed to bring people a more convenient life experience.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Target Size. We plan to target businesses with total enterprise values ranging from $200 million to $1 billion in the information technology industry.

●	Businesses with Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth.

●	Businesses with Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We intend to focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance stockholder value.

●	Strong Management. We will seek companies with strong management teams already in place. We will spend significant time assessing a company’s leadership and human fabric, and maximizing its efficiency over time.

●	Benefit from Being a Public Company. We intend to acquire one or more businesses that will benefit from being publicly-traded and can effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

●	Appropriate Valuations and Upside Potential. We intend to apply rigorous, criteria-based, disciplined, and valuation-centric metrics. We intend to acquire a target on terms that we believe provide significant upside potential while seeking to limit risk to our investors.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management may deem relevant.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sourcing of Potential Initial Business Combination Targets

Certain members of our management team have spent significant portions of their careers working with businesses in the information technology sector and have developed a wide network of professional services contacts and business relationships in that industry. The members of our board of directors also have significant executive management and directorial experience with technology companies and bring additional relationships that further broaden our industry network.

This network has provided our management team with a flow of referrals that have resulted in many past transactions. We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banks, consultants, accounting firms, law firms and large business enterprises.

Members of our management team and our independent directors will have an indirect interest in the founder shares to the extent of their membership interest in our sponsor following this offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

In addition, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Subject to pre-existing fiduciary or contractual duties as described below, our officers and directors have agreed to present any business opportunities presented to them in their capacity as a director or officer of our company to us. For a complete discussion of the business affiliations of our officers and directors and the potential conflicts of interest of which you should be aware, please see the sections of this prospectus entitled “Management — Directors and Officers,” “Management — Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Similarly, our sponsor’s financial advisor may work with other special purpose acquisition companies. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior to or subsequent to the consummation of our initial business combination.

Status as a Public Company

 We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination in the amount of approximately $21.8 million as of March 20, 2024, before fees and expenses associated with our initial business combination (other than deferred underwriting fees), and including funds held in the Trust Account as of such date, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Permission Required from the Chinese Authorities for this Offering and a Business Combination

As a Delaware corporation with no operations in China, we are not required to obtain permission from any Chinese authorities to operate or to issue the securities being issued in this offering to any investors, including Chinese investors, if any, and we do not expect that permission will be required from the Chinese authorities in connection with our business combination since we will not undertake our initial business combination with any entity or business based in, or with its principal or a majority of its business operations (either directly or through any subsidiaries) in, China, and, for the avoidance of doubt, we will not enter into an agreement for, or consummate our initial business combination with, such an entity or business, or consummate our initial business combination in circumstances where we are the counterparty to a VIE or other arrangement with a China-based entity.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than the pursuit of our initial business combination, for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement units and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this prospectus and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. We have agreed to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating, and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will virtually have unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for investors in this offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of March 20, 2024, the amount in the trust account was approximately $10.60 per public share, after giving effect to the redemptions of public shares effected in connection with the Extension Meeting, but without giving effect to any withdrawals for taxes or liquidation expenses. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and private placement shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and private placement shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, we will not redeem any public shares unless our net tangible assets will be at least $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Our amended and restated certificate of incorporation provides that we may not redeem our public shares unless our net tangible assets are at least $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the stockholder meeting. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target prior to the expiration of the Business Combination Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until the expiration of the Business Combination Period to complete our initial business combination. If we are unable to complete our initial business combination within the Business Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the Business Combination Period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares held by them if we fail to complete our initial business combination within the Business Combination Period. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the Business Combination Period.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. As of March 19, 2024, we had funds in the amount of $46,720 remaining outside the trust account.

We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.175. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.175. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Adeptus, our independent registered public accounting firm, and the underwriters of our initial public offering, have not executed agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.175 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.175 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.175 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.175 per public share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor is also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the Business Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the Business Combination Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within the Business Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the expiration of the Business Combination Period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.175 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.175 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within the Business combination period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within the Business Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We have two officers. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time our officers devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock, warrants and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for fiscal years beginning with the fiscal year ended December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	our ability to realize anticipated benefits of the Business Combination, and unanticipated expenses or delays in connection with the Business Combination.

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

●	if we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in the Registration Statement on Form S-1 that we filed with the SEC in connection with our initial public offering.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 1C.	Cybersecurity.

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

Item 2.	Properties.

Our executive offices are located at Floor 3, No. 6, Lane 99, Zhengda Second Street, Wenshan District, 11602 Taipei, Taiwan, R.O.C., and our telephone number is +886 920518827. We consider our current office space adequate for our current operations. We do not pay, and are not obligated to pay, any monthly fee for the use of these premises, which are provided by our sponsor.

Item 3.	Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us or against any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares, public warrants and public rights are each traded on Nasdaq under the symbols “CETUU,” “CETU,” “CETUW” and “CETUR”, respectively. Our units commenced public trading on February 1, 2023, and our public shares, public warrants and public rights commenced separate public trading on March 24, 2023.

(b)	Holders

On March 27, 2024, there were 3,840,809 holders of record of our shares of Class A common stock, one (1) holder of record of our warrants, one (1) holder of record of our rights and two (2) holders of record of our units.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the Extension Meeting, the holders of 3,691,066 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result of such redemptions, approximately $38,792,466 (approximately $10.51 per share), representing approximately 64% of the assets held in the trust account prior to such redemptions, was removed from the trust account to pay such holders.

(g)	Use of Proceeds from the Initial Public Offering

On February 3, 2023, we consummated our initial public offering of 5,750,000 units, including 750,000 units issued pursuant to the exercise of the underwriters’ over-allotment option. Each unit consists of one share of Class A common stock, one redeemable warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share and one right to acquire one-sixth of one share of Class A common stock upon the consummation of our initial business combination. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $57,500,000.

Simultaneously with the consummation of the initial public offering, we completed the private placement of an aggregate of 286,875 units to our sponsor, including 24,375 units issued pursuant to the underwriters’ exercise of the over-allotment option in full, at a purchase price of $10.00 per private placement unit, generating total gross proceeds of $2,868,750, including the conversion of the outstanding promissory note to private units at $10.00 per unit in the total principal amount of $216,837.

A total of $58,506,250, comprised of $55,854,336 of the proceeds from our initial public offering (which amount includes $1,725,000 of the underwriters’ deferred discount) and $2,651,914 of the proceeds of the sale of the placement units, was placed in a U.S.-based trust account, maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

On March 24, 2023, the shares of Class A common stock, public warrants and public rights included in the Units began separate trading.

Transaction costs of our initial public offering with the exercise of the overallotment amounted to $3,346,850 consisting of $862,500 of cash underwriting fees, $1,725,000 of deferred underwriting fees that will be payable upon the completion of our initial business combination, $137,448 representing the fair value of the shares issued to the underwriter as partial compensation for its services, and $621,902 of other costs.

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $475,000 of cash was held outside of the Trust Account available for working capital purposes.

On or about October 31, 2023, we extended the Business Combination Period to February 3, 2024, our sponsor deposited $575,000 into the trust account, and we issued to our sponsor an interest bearing promissory note in that amount. On or about each of February 1, 2024 and March 1, 2024, we extended the Business Combination Period for an additional one-month period in accordance with our amended and restated certificate of incorporation, in connection with each such extension our sponsor deposited $50,000 into the trust account. We issued to our sponsor, on or about February 1, 2024, a second interest bearing promissory note in the amount of up to $300,000, the proceeds of which are to be used to extend the Business Combination Period in six one-month increments from February 3, 2024 to August 3, 2024. If we do not complete an initial business combination within the Business Combination Period, then our existence will terminate and we will distribute all amounts in the trust account.

As of December 31, 2023, we had available to us $320,971 of cash on our balance sheet and a working deficit of $1,211,119.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Cetus Capital Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in Delaware on June 7, 2022. Our company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

On February 3, 2023, we consummated the IPO of 5,750,000 Public Units, including the full exercise of the over-allotment option of 750,000 Public Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $57,500,000. Simultaneously with the closing of the IPO, we consummated the private placement with the Sponsor of 286,875 Private Units, generating total proceeds of $2,868,750, including the conversion of the outstanding promissory note to Private Units at $10.00 per unit in the total principal amount of $216,837. Each Public Unit and each Private Unit consists of one share of common stock, one redeemable warrant entitling its holder to purchase one share of common stock at a price of $11.50 per share, and one right to receive one-sixth (1/6) of one share of common stock upon the consummation of the business combination.

Upon the closing of the IPO and the private placement on February 3, 2023, a total of $58,506,250 was placed in the Trust Account and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations. In February 2024, we redeemed an aggregate of 3,691,066 public shares in connection with the Extension Meeting, as a result of which redemptions $38,792,466 was removed from the Trust Account.

If we are unable to complete an initial business combination prior to the expiration of the Business Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less certain amount of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of our public stockholders as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We cannot assure you that our plans to complete our initial business combination will be successful.

Business Combination Agreement

On June 20, 2023, we entered into the Business Combination Agreement with MKD Taiwan, MKD BVI and the Shareholders’ Representative, pursuant to which, among other things: (A) the Shareholders’ Representative will incorporate PubCo for the purpose of serving as the public listed company whose shares shall be traded on The Nasdaq Stock Market; (B) PubCo will incorporate Merger Sub 1, for the sole purpose of effecting the Acquisition Merger; (C) PubCo will incorporate Merger Sub 2, for the sole purpose of effecting the SPAC Merger; (D) MKD BVI and Merger Sub 1 will effect the Acquisition Merger; and (E) Cetus and Merger Sub 2 will effect the SPAC Merger.

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

On October 31, 2023, the Sponsor deposited $575,000 into the Trust Account in connection with the extension of the Business Combination Period from November 3, 2023 to February 3, 2024. This deposit was made in respect of a loan to our company (the “Extension Loan”), which Extension Loan is evidenced by an unsecured promissory note issued by our company to the Sponsor (the “Extension Note”). The funds that were used by the Sponsor to make the Extension Loan were provided by MKD BVI (the loan made by MKD BVI to the Sponsor being referred to herein as the “First MKD Loan”). The First MKD Loan is evidenced by a promissory note issued by the Sponsor to MKD BVI containing substantially the same terms as the Extension Note. As a condition for MKD BVI to make the First MKD Loan to the Sponsor, the Sponsor granted to MKD BVI a security interest in 575,000 of the shares of our common stock held by the Sponsor.

On November 19, 2023, the parties to the Business Combination Agreement entered into a Third Addendum to the Business Combination Agreement to extend the Termination Date from November 3, 2023 to February 1, 2024.

On December 14, 2023, our company, the Sponsor, the members of our Board of Directors (the “Insiders”) and EF Hutton executed and delivered a Letter of Consent and Waiver (the “Consent and Waiver”), agreeing that notwithstanding anything to the contrary in the Insider Letter among the Insiders, our company, the Sponsor and EF Hutton, the Sponsor may pledge as security and/or transfer any shares of our common stock held by the Sponsor in connection with the obtaining of loans towards payment of the fees for the extension of the Business Combination Period, including but not limited to those shares of our common stock pledged in connection with the MKD Loan.

On January 31, 2024, we held the Extension Meeting, at which our stockholders approved an amendment (the “Extension Amendment”) to our amended and restated certificate of incorporation to extend the date by which we must consummate our initial business combination from February 3, 2024 up to six (6) one-month extensions to August 3, 2024, provided that an additional amount equal to the lesser of $0.03 per outstanding public share and $50,000 for each month extended is deposited into the trust account, or such earlier date as determined by our Board of Directors (the “2024 Extension”). We implemented the 2024 Extension by (A) filing the Extension Amendment with the Secretary of State of the State of Delaware on February 2, 2024 and (B) entering into an Amendment No. 1 of the Trust Agreement that reflects the 2024 Extension. In connection with the Extension Meeting, an aggregate of 3,691,066 public shares were redeemed, as a result of which redemptions $38,792,466 was removed from the Trust Account.

In connection with the Extension Amendment, the Sponsor has caused two additional deposits, each in the amount of $50,000, for an aggregate of $100,000, to be deposited into the Trust Account to extend the Business Combination Period for two additional one month periods, until April 3, 2024. These deposits were made in respect of a loan to our company in the aggregate principal amount of up to $300,000 (the “Sponsor Loan”), which Sponsor Loan is evidenced by an unsecured promissory note issued by our company to the Sponsor (the “Sponsor Note”). The funds that were used by the Sponsor to make the Sponsor Loan were provided by MKD BVI (the loan made by MKD BVI to the Sponsor being referred to herein as the “Second MKD Loan”). The Second MKD Loan is evidenced by a note issued by the Sponsor to MKD BVI in the aggregate principal amount of up to $300,000 containing substantially the same terms as the Sponsor Note. As a condition for MKD BVI to make the Second MKD Loan to the Sponsor, the Sponsor granted to MKD BVI a security interest in 300,000 of the shares of our common stock held by the Sponsor (the “Pledged Shares”). In addition, we and the Sponsor entered into a Stock Pledge Agreement with respect to the pledge of the Pledged Shares.

On February 1, 2024, the parties to the Business Combination Agreement entered into a Fourth Addendum to the Business Combination Agreement to extend the Termination Date from February 1, 2023 to April 30, 2024.

The Business Combination is expected to close in the second quarter of 2024, following the receipt of the required approval by our stockholders and, to the extent necessary, the other parties to the Business Combination Agreement, approval by the Nasdaq Stock Market (“Nasdaq”) of the initial listing application of PubCo filed in connection with the Business Combination, and the fulfillment of other customary closing conditions.

The Business Combination Agreement (and the addenda thereto) and related agreements are further described in our Current Reports on Form 8-K filed with the SEC on June 26, 2023, August 4, 2023, August 11, 2023, November 22, 2023 and February 2, 2024, as well as in the PubCo Form F-4 described below.

PubCo filed a Registration Statement on Form F-4 with the SEC on March 8, 2024 to register the issuance of the Pubco securities that will be issued at the consummation of the Business Combination. We use the term “PubCo Form F-4” to refer to the original registration statement as it may be subsequently amended.

For further information regarding the Business Combination Agreement and the business combination contemplated thereby, please refer to Note 1 of the financial statements contained in Annual Report on Form 10-K and the PubCo Form F-4.

Results of Operations

Our entire activity since inception up to December 31, 2023 was in connection with our initial public offering and our search for a target for our initial business combination, including the MKD Business Combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the fiscal year ended December 31, 2023, we had net income of $52,056, which consisted of interest income on the Trust Account in the amount of $1,394,622, partially offset by formation and operating costs of $907,593, franchise tax expense of $179,876, and income tax expense of $255,097. For the period from June 7, 2022 (inception) through December 31, 2022, we had net loss of $5,652 which consisted of formation and operating costs of $5,652.

Liquidity and Capital Resources

At December 31, 2023, we had $320,971 in cash and working capital deficit of $1,211,119.

We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if we are unable to complete an initial business combination within the Business Combination Period, we would proceed to commence a voluntary liquidation and thereby a formal dissolution of our company. There is no assurance that our plans to consummate an initial business combination will be successful within the Business Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about our ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these audited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of its control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

We have made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 9-month period leading up to a Business Combination.

Off-Balance Sheet Arrangements

We do not have any obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

Specifically, management’s determination was based on the following material weaknesses, which existed as of December 31, 2023. Since inception in June 2022 to the present, we did not effectively segregate certain accounting duties due to the small size of our accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of December 31, 2023, we believe that our financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Chung-Yi Sun	64	Chief Executive Officer, President and Chairman of the Board of Directors
Cheng-Nan Wu	58	Chief Financial Officer, Secretary, Treasurer and a Director
Lin Bao	50	Independent Director
Jung-Te Chang	61	Independent Director
Grace F. L. Peng	54	Independent Director

Chung-Yi Sun, Chief Executive Officer, President and Chairman of the Board of Directors

Mr. Sun has served as our Chief Executive Officer and President, and as the Chairman of our Board of Directors, since June 8, 2022. Mr. Sun has served since January 2022 as Managing Director of AWinner Limited, an investment firm focused on breakthrough Information Technology companies. Mr. Sun has also served since June 2010 as Assistant Vice President of Lite-On Green Technologies, Inc., a Taiwan-based green technology company, where he is responsible for supervising the company’s daily operations and personally interacting with venture capital representatives and private investors. Mr. Sun has more than 20 years of experience in the high technology, energy and automobile industries. Since September 2019, Mr. Sun has been a Ph.D. candidate in Culture & Media at Soochow University in Suzhou, China. Mr. Sun, a resident of Taiwan, received an MBA from University of Wales Institute in 2003, and a bachelor’s degree in optics and physics from Chung Yuan Christian University in Taiwan in 1987. We believe Mr. Sun is well-qualified to serve as a member of our Board of Directors due to his experience in the new technology and information technology industries and his contacts and relationships.

Cheng-Nan Wu, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Wu has served as our Chief Financial Officer, Secretary and Treasurer since June 8, 2022, and as a member of our Board of Directors since January 31, 2023. Mr. Wu has served since September 2022 as Chief Financial Officer of AWinner Limited, an investment firm focused on breakthrough Information Technology companies. Mr. Wu served from February 2019 to August 2022 as General Manager Assistant for overall planning of financial systems and financial strategic planning at Hotai Motor Co., Ltd., a Taiwan-based and publicly-listed company that is principally engaged in the distribution of motor vehicles and relevant parts. Mr. Wu also served from February 2019 to August 2022 as General Manager of Training Centre and General Manager Assistant (Group) at Hotong Motor Investment Co., Ltd., an investment company focused on the Chinese automobile industry and a subsidiary of Hotai Motor Co., Ltd. From 2012 to 2018, Mr. Wu served as Vice President of Cayman Engley Industrial Co., Ltd., a Cayman Islands-based company that produces and sells automobile parts in China and internationally. Mr. Wu, a resident of Taiwan, earned an MBA from Shih Hsin University in Taipei in 2018, and he earned a BE in Industrial Management from Southern Taiwan University in 1990.

Lin Bao, Independent Director

Ms. Bao is one of our independent directors. Ms. Bao has over 15 years of experience in accounting and auditing. She has served as the Chief Financial Officer of Jayud Global Logistics Limited, an end-to-end supply chain solution provider in China with a focus on providing cross-border logistics services, since October 2022. She served as the Chief Financial Officer of Eagsen, Inc., a vehicle communication and entertainment system provider, from April 2020 to September 2022. Before Eagsen, Inc. was set up, Ms. Bao served as Chief Financial Officer of Shanghai Eagsen Intelligent Co., Ltd. from November 2019 to March 2020. From February 2018 to August 2019, Ms. Bao served as Chief Financial Officer of Jufeel International Group., a biotech company that cultivates, produces, develops and sells raw aloe vera and aloe vera based consumer products in China. From October 2015 to January 2018, Ms. Bao worked as an independent consultant to provide accounting advisory services for China-based companies. Ms. Bao began her career in accounting at Ernst & Young LLP Toronto, where she served from January 2005 to May 2008 as a Senior. Ms. Bao received a bachelor’s degree in Accounting from Concordia University in 2005, and a bachelor’s degree in Japanese from the Beijing Second Foreign Language Institute in 1994. Ms. Bao is a Certified Public Accountant in the United States, and she is also a Canadian Chartered Professional Accountant and a Hong Kong Certified Public Accountant.

Jung-Te Chang, Independent Director

Mr. Chang is one of our independent directors. Mr. Chang has served as Chairman and Managing Director of Taiwan XuFeng Investment Co., Ltd., an investment company based in Taiwan, since August 2020. Prior to that, Mr. Chang served from 2012 to 2017 as Chairman and Managing Director of Taiwan Shun On Electronic Co., Ltd., a Taiwan-based public company primarily engaged in the manufacture and distribution of conductive membrane and membrane keypad products, as well as the development and sales of automotive electronics products, having previously served as Chief Executive Officer of such company from 2010 to 2012. Mr. Chang, a resident of Taiwan, earned an MBA from the China School Business, Sun Yat-sen University in 2005.

Grace F. L. Peng, Independent Director

Ms. Peng is one of our independent directors. Ms. Peng is a supply chain logistics advisor, executive and entrepreneur with 25 years of industry experience. Ms. Peng is the founder, president and a member of the Board of Directors of Transformers Network, Inc. (d/b/a T.Network), a U.S.-based global freight management company established in 2018. Prior to founding T.Network, Ms. Peng served from June 2014 to July 2018 as Director of Customer Strategy for Asia at C.H. Robinson Asia Network, where she successfully built a foundation for vertical sales strategies with proven records of landing semi-conductor, eCommerce and contract logistics solutions that benefit the logistics decisions of large global enterprises. Ms. Peng, a resident of Taiwan, received a B.A. in Management Information from National Open University, Taiwan, in 2017.

Number and Terms of Office of Officers and Directors

We have five (5) directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Lin Bao, Jung-Te Chang and Grace F. L. Peng, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Cheng-Nan Wu, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Chung-Yi Sun, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of one or more of the following: Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that all of our directors, other than Chung-Yi Sun and Cheng-Nan Wu, are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, and members of our management team and our independent directors will have an indirect interest in the founder shares to the extent of their membership interest in our sponsor following the closing of this offering. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Lin Bao, Jung-Te Chang and Grace F. L. Peng serve as members of our audit committee, and Lin Bao chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Ms. Bao, Mr. Chang and Ms. Peng meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Lin Bao qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Lin Bao, Jung-Te Chang and Grace F. L. Peng serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Ms. Bao, Mr. Chang and Ms. Peng is independent, and Ms. Peng chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Our independent directors will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement . You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

None of our officers has received any cash compensation for services rendered to us. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers, directors or any affiliate of our sponsor, officers, or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment. As of the date of this Report, it is anticipated that Chung-Yi Sun, our Chief Executive Officer, President and Chairman, and Jung-Te Chang, a member of our board of directors, will serve on the board of directors of PubCo following the closing of the proposed business combination with MKD.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2024 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the warrants (or any shares issuable upon exercise thereof) as the warrants are not exercisable within 60 days of the date of this Report, and the following table does not reflect record or beneficial ownership of the rights (or any shares issuable upon conversion thereof) as the rights are not convertible within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	Approximate Percentage of Outstanding common stock
Executive officers and directors
Chung-Yi Sun(1)	1,724,375	44.9%	--	*	44.9%
Cheng-Nan Wu(2)	--	*	--	*	*
Lin Bao(2)	--	*	--	*	*
Jung-Te Chang(2)	--	*	--	*	*
Grace F. L. Peng(2)	--	*	--	*	*
All executive officers and directors as a group (five individuals)	1,724,375	44.9%	--	*	44.9%

5% Holders
Cetus Sponsor LLC(1)	1,724,375	44.9%	--	*	44.9%
Antonio Ruiz-Gimenez / Kerry Propper(3)	389,065	10.1%	--	*	10.1%
Periscope Capital Inc.(4)	425,000	11.1%	--	*	11.1%
AQR Capital Management, LLC(5)	464,573	12.1%	--	*	12.1%

* Less than one percent.

(1)	Cetus Sponsor LLC is the record holder of the securities reported herein. AWinner Limited is the sole manager and the majority member of the Sponsor. Chung-Yi Sun, our President, Chief Executive Officer and Chairman, in the sole director and shareholder of AWinner Limited. In such capacity, Chung-Yi Sun has voting and dispositive power over the securities that are held by the Sponsor. As a result, Chung-Yi Sun may be deemed to have beneficial ownership of the securities held of record by the Sponsor. Chung-Yi Sun disclaims any such beneficial ownership except to the extent of his pecuniary interest. The business address of AWinner Limited is Floor 3, No. 6, Lane 99, Zhengda Second Street, Wenshan District, 11602 Taipei, Taiwan, R.O.C.

(2)	Does not include any shares held by the Sponsor. This individual holds a membership interest in the Sponsor, and as a result of such membership interest, has an indirect interest in the founder shares held by the Sponsor. However, this individual does not have voting or dispositive control over the securities that are held by the Sponsor

(3)	The shares reflected in the table above are held by (1) one or more private funds managed by a registered investment adviser (the “Adviser”), which has been delegated exclusive authority to vote and/or direct the disposition of such shares held by sub-accounts of one or more pooled investment vehicles managed by a Delaware limited liability company and (2) a private fund managed by an affiliate of the Adviser. Antonio Ruiz-Gimenez and Kerry Propper (the “Managing Members”) are Managing Members of the Adviser and its affiliate. By virtue of the relationships, the Managing Members may be deemed to have shared voting and dispositive power with respect to the shares held by the private funds. Each Managing Member herein disclaims beneficial ownership of the shares reflected in the table above except to the extent of such person’s pecuniary interest therein. The business address of the Managing Members is 17 State Street, Suite 2130, New York, New York 10004. The information in the table above is based on a Schedule 13G that was filed on June 12, 2023.

(4)	Periscope Capital Inc., which is the beneficial owners of 265,000 shares of our common stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 160,000 shares of our common stock. The business address of Periscope Capital Inc. is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2. The information in the table above is based on a Schedule 13G that was filed on February 9, 2024.

(5)	The business address of AQR Capital Management, LLC is One Greenwich Plaza, Greenwich, CT 06830. The information in the table above is based on a Schedule 13G that was filed by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC on February 14, 2024. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On June 10, 2022, our sponsor subscribed to purchase 1,725,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.014 per share. On August 31, 2022, our sponsor converted all of its founder shares, which were originally issued as shares of our Class B common stock, into an equal number of shares of our Class A common stock on a one-for-one basis. On December 30, 2022, our sponsor surrendered to us for cancellation 287,500 shares of our Class A common stock for no consideration, resulting in our sponsor owning 1,437,500 shares of our Class A common stock. Up to 187,500 founder shares held by our sponsor that were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option was exercised are no longer subject to forfeiture due to the fact that the over-allotment option was exercised in full. The founder shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Simultaneously with the closing of our initial public offering, our sponsor purchased an aggregate of 286,875 placement units at a price of $10.00 per placement unit for an aggregate purchase price of $2,868,750. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares or placement units, which will expire worthless if we do not consummate a business combination within the Business Combination Period. The placement units are identical to the units issued to public stockholders in our initial public offering.

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, and members of our management team and our independent directors will have an indirect interest in the founder shares to the extent of their membership interest in our sponsor. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On June 10, 2022, our sponsor agreed to loan to our company, pursuant to a promissory note, up to $300,000 to be used for a portion of the expenses of our initial public offering. These loans are non-interest bearing, unsecured and are due at the earlier of May 31, 2023 or the closing of our initial public offering. The promissory note was fully repaid upon the closing of our initial public offering by converting the promissory note private units at $10 per unit.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest-bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Additionally, if we extend the Business Combination Period, our sponsor, its affiliates or designees may deposit funds into the trust account. Up to $1,500,000 of such working capital loans and up to $1,500,000 of such extension loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

On or about October 31, 2023, we issued a promissory note to our sponsor for a loan in the principal amount of $575,000, the proceeds of which loan were deposited into the trust account to extend the Business Combination Period until February 3, 2024. The note bears interest at the rate of six and one-half percent (6.5%) per annum and matures on the earlier to occur of the consummation of our initial business combination and May 2, 2024.

On or about February 1, 2024, we issued to our sponsor a promissory note in the principal amount of up to $300,000, with the proceeds of any loans to be made under such note to be used to extend the Business Combination Period from time to time as permitted by our amended and restated certificate of incorporation. The note bears interest at the rate of six and one-half percent (6.5%) per annum and matures on the earlier to occur of the consummation of our initial business combination and May 2, 2024. As of March 20 2024, the sponsor has made loans under this promissory note in the aggregate amount of $100,000 to extend the Business Combination Period to April 3, 2024.

We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the founder shares, placement units, and units that may be issued upon conversion of working capital loans and extension loans (and in each case holders of their component securities, as applicable) have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement that was signed on the effective date of our initial public offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. We have filed a copy of our code of ethics with the SEC and a copy is available on our website. You can review our code of ethics by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K

In addition, our audit committee, pursuant to a written charter that we have adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We have filed a copy of our audit committee charter with the SEC and a copy is available on our website. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to MaloneBailey, LLP (“MaloneBailey”), for services rendered.

Audit Fees. For the period ended December 31, 2022, fees for MaloneBailey were approximately $42,500 for the services rendered by MaloneBailey in connection with our initial public offering. For the period ended December 31, 2023, fees to MaloneBailey were $107,500 for services rendered by MaloneBailey in connection with our initial public offering and the review of the financial information included in our reports filed under the Exchange Act.

Audit-Related Fees. During the fiscal periods ended December 31, 2023 and 2022, MaloneBailey did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the fiscal periods ended December 31, 2023 and 2022, fees to MaloneBailey were $5,000 for services rendered to us for tax compliance, tax advice and tax planning.

All Other Fees. During the fiscal periods ended December 31, 2023 and 2022, there were no fees billed for products and services provided by MaloneBailey other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, our audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 206)	F-2
Balance Sheets as of December 31, 2023 and 2022	F-3
Statements of Operations for the Year Ended December 31, 2023 and for the period from June 7, 2022 (inception) through December 31, 2022	F-4
Statements of Changes in Stockholders’ (Deficit) Equity for the Year Ended December 31, 2023 and for the period from June7, 2022 (inception) through December 31, 2022	F-5
Statements of Cash Flows for the Year Ended December 31, 2023 and for the period from June 7, 2022 (inception) through December 31, 2022	F-6
Notes to Financial Statements	F-7 - F-21

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 31, 2023, by and between Cetus Capital Acquisition Corp. and EF Hutton, division of Benchmark Investments, LLC (filed as Exhibit 1.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2023, and incorporated herein by reference).
2.1#	Business Combination Agreement, dated as of June 20, 2023, by and among Cetus Capital Acquisition corp., MKD Technology, Inc., MKDWELL Limited and the other parties thereto (filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2023, and incorporated herein by reference).
2.2#	First Addendum to the Business Combination Agreement, dated as of July 31, 2023 (filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2023, and incorporated herein by reference).
2.3#	Second Addendum to Business Combination Agreement, dated as of August 10, 2023 (filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2023, and incorporated herein by reference).
2.4#	Third Addendum to Business Combination Agreement, dated as of November 19, 2023 (filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2023, and incorporated herein by reference).
2.5#	Fourth Addendum to Business Combination Agreement, dated as of February 1, 2024 (filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2023, and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Cetus Capital Acquisition Corp. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2023, and incorporated herein by reference).
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Cetus Capital Acquisition Corp. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2024, and incorporated herein by reference).
3.3	By Laws of Cetus Capital Acquisition Corp. (filed as Exhibit 3.3 to our Registration Statement on Form S-1 (No. 333-266363) originally filed with the Securities and Exchange Commission on July 28, 2022, and incorporated herein by reference).
4.1	Specimen Unit Certificate (filed as Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (No. 333-266363) filed with the Securities and Exchange Commission on September 15, 2022, and incorporated herein by reference).
4.2	Specimen Class A Common Stock Certificate (filed as Exhibit 4.2 to Amendment No. 1 to our Registration Statement on Form S-1 (No. 333-266363) filed with the Securities and Exchange Commission on September 15, 2022, and incorporated herein by reference).
4.3	Specimen Warrant Certificate (filed as Exhibit 4.3 to our Registration Statement on form S-1 (No. 333-266363) originally filed with the Securities and Exchange Commission on July 28, 2022, and incorporated herein by reference).
4.4	Specimen Right Certificate (filed as Exhibit 4.4 to Amendment No. 1 to our Registration Statement on form S-1 (No. 333-266363) filed with the Securities and Exchange Commission on September 15, 2022, and incorporated herein by reference).
4.5	Warrant Agreement, dated January 31, 2023, by and between Cetus Capital Acquisition Corp. and Continental Stock Transfer & Trust Company (filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2023, and incorporated herein by reference).
4.6	Rights Agreement, dated January 31,2023, between Cetus Capital Acquisition Corp. and Continental Stock Transfer & Trust Company (filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2023, and incorporated herein by reference).
4.7	Description of the registrant’s securities.*
10.1	Letter Agreement, dated January 31, 2023, by and among Cetus Capital Acquisition Corp., its officers and directors, and Cetus Sponsor LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2023, and incorporated herein by reference).)

10.2	Promissory Note, dated June 10, 2022, issued to Cetus Sponsor LLC (filed as Exhibit 10.2 to our Registration Statement on form S-1 (No. 333-266363) originally filed with the Securities and Exchange Commission on July 28, 2022, and incorporated herein by reference).
10.3	Investment Management Trust Agreement, dated January 31, 2023, by and between Cetus Capital Acquisition Corp. and Continental Stock Transfer & Trust Company (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2023, and incorporated herein by reference).
10.4	Amendment No. 1, dated February 2, 2024, to Investment Management Trust Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2024, and incorporated herein by reference).
10.5	Registration Rights Agreement, dated January 31, 2023, by and between Cetus Capital Acquisition Corp. and the securityholders party thereto (filed as Exhibit 10.3to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2023, and incorporated herein by reference).
10.6	Form of Amended and Restated Registration Rights Agreement to be entered into between the Company and the other parties thereto upon the closing of the transactions contemplated by Exhibit 2.1 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2023, and incorporated herein by reference).
10.7	Securities Subscription Agreement, dated June 10, 2022, between Cetus Capital Acquisition Corp. and Cetus Sponsor LLC (filed as Exhibit 10.5 to our Registration Statement on Form S-1 (No. 333-266363) originally filed with the Securities and Exchange Commission on July 28, 2022, and incorporated herein by reference).
10.8	Placement Unit Purchase Agreement, dated January 31, 2023, between Cetus Capital Acquisition Corp. and Cetus Sponsor LLC (filed as Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2023, and incorporated herein by reference).
10.9	Form of Indemnity Agreement (filed as Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2023, and incorporated herein by reference).
10.10	Form of Lock-Up Agreement (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2023, and incorporated herein by reference).
10.11	Form of Extension Note dated October 31, 2023 issued by Cetus Capital Acquisition Corp. to Cetus Sponsor LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2023, and incorporated herein by reference).
10.12	Letter of Consent and Waiver, dated December 14, 2023, among Cetus Capital Acquisition corp., Cetus Sponsor LLC, EF Hutton LLC, and the members of the board of directors and/or management team of Cetus Capital Acquisition Corp. party thereto (filed as Exhibit 10.1 to our current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2023, and incorporated herein by reference).
10.13	Form of Promissory Note, dated February 1, 2024, issued by Cetus Capital Acquisition Corp. to Cetus Sponsor LLC (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2024, and incorporated herein by reference).
10.14	Stock Pledge Agreement, dated as of February 2, 2024, by and between Cetus Capital Acquisition Corp., Cetus Sponsor LLC and MKDWELL Limited (filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2024, and incorporated herein by reference).
14.1	Code of Ethics (filed as Exhibit 14.1 to Amendment No. 1 to our Registration Statement on Form S-1 (No. 333-266363) filed with the Securities and Exchange Commission on September 15, 2022, and incorporated herein by reference).
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
#	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2024	Cetus Capital Acquisition Corp.

	By:	/s/ Chung-Yi Sun
	Name:	Chung-Yi Sun
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chung-Yi Sun	Chairman and Chief Executive Officer	March 28, 2024
Chung-Yi Sun	(Principal Executive Officer)

/s/ Cheng-Nan Wu	Director, Chief Financial Officer, Treasurer and Secretary	March 28, 2024
Cheng-Nan Wu	(Principal Financial Officer)

/s/ Lin Bao	Director	March 28, 2024
Lin Bao

/s/ Jung-Te Chang	Director	March 28, 2024
Jung-Te Chang

/s/ Grace F. L. Peng	Director	March 28, 2024
Grace F. L. Peng

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 206)	F-2
Balance Sheets as of December 31, 2023 and 2022	F-3
Statements of Operations for the Year Ended December 31, 2023 and for the period from June 7, 2022 (inception) through December 31, 2022	F-4
Statements of Changes in Stockholders’ (Deficit) Equity for the Year Ended December 31, 2023 and for the period from June 7, 2022 (inception) through December 31, 2022	F-5
Statements of Cash Flows for the Year Ended December 31, 2023 and for the period from June 7, 2022 (inception) through December 31, 2022	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Cetus Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cetus Capital Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in shareholders’ (deficit) equity, and cash flows for the year ended December 31, 2023 and for the period from June 7, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and for the period from June 7, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2022.

Houston, Texas

March 25, 2024

CETUS CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash	$320,971	$20,000
Prepaid expenses	15,140	-
Deferred offering costs	-	216,185
Total current assets	336,111	236,185

Non-current assets:
Cash held in the trust	60,158,872	-

Total assets	$60,494,983	$236,185

LIABILITIES
Current liabilities:
Other payable	$293,748	$-
Accrued offering costs	70,000	-
Franchise tax payable	179,876	-
Income tax payable	255,097	-
Amount due to related parties	748,509	-
Promissory note - related party	-	216,837
Total current liabilities	1,547,230	216,837

Deferred underwriting commission	1,725,000	-

Total liabilities	$3,272,230	$216,837

Commitments and Contingencies
Class A Common stock subject to possible redemption, $0.0001 par value; 5,750,000 shares issued and outstanding at redemption value	59,723,899	-

SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 1,781,875 issued and outstanding, 1,437,500 shares issued and outstanding (excluding 5,750,000 shares subject to possible redemption as of December 31, 2023) as of December 31, 2023 and 2022, respectively	179	144
Class B common stock, $0.0001 par value; 4,000,000 shares authorized; none issued and outstanding	-	-
Additional paid in capital	-	24,856
Accumulated deficit	(2,501,325)	(5,652)
Total shareholders’ (deficit) equity	(2,501,146)	19,348
Total liabilities, Class A Common stock subject to redemption and shareholders’ (deficit)equity	$60,494,983	$236,185

The accompanying notes are an integral part of these financial statements.

CETUS CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2023	For the Period from June 7, 2022 (inception) through December 31, 2022

Formation and operating costs	$(907,593)	$(5,652)
Franchise tax	(179,876)	-
Loss from operation	(1,087,469)	(5,652)

Unrealized gain on marketable securities held in the trust account	1,394,622	-
Other income	1,394,622	-
Income (loss) before income taxes	307,153	(5,652)
Income tax expenses	(255,097)	-
Net income (loss)	52,056	(5,652)

Weighted average shares outstanding, basic and diluted	6,980,877	1,250,000
Basic and diluted net income (loss) per common share	$0.01	$(0.00)

The accompanying notes are an integral part of these financial statements.

CETUS CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Subscription	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance as of June 7, 2022 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor for subscription receivable	-	-	1,437,500	144	24,856	-	(25,000)	-
Conversion of Class B to Class A common stock	1,437,500	144	(1,437,500)	(144)	-	-	-	-
Collection of subscription receivable	-	-	-	-	-	-	25,000	25,000
Net loss	-	-	-	-	-	(5,652)	-	(5,652)
Balance as of December 31, 2022	1,437,500	$144	-	$-	$24,856	$(5,652)	$-	$19,348
Issuance of Class A Common Stock	5,750,000	575	-	-	57,499,425	-	-	57,500,000
Issuance of Private Placement Units	265,191	27	-	-	2,651,883	-	-	2,651,910
Conversion from Promissory Note to Private Placement Units	21,684	2	-	-	216,835	-	-	216,837
Issuance of representative shares	57,500	6	-	-	137,442	-	-	137,448
Underwriting Commissions	-	-	-	-	(2,587,500)	-	-	(2,587,500)
Offering Costs	-	-	-	-	(767,346)	-	-	(767,346)
Reclassification of Common Stock Subject to Redemption	(5,750,000)	(575)	-	-	(51,769,960)	-	-	(51,770,535)
Accretion of initial measurement of subject to redemption	-	-	-	-	(5,191,293)	(1,544,422)	-	(6,735,715)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	-	(214,342)	(1,003,307)	-	(1,217,649)
Net income	-	-	-	-	-	52,056	-	52,056
Balance as of December 31, 2023	1,781,875	$179	-	$-	$-	$(2,501,325)	$-	$(2,501,146)

The accompanying notes are an integral part of these financial statements.

CETUS CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Period from June 7, 2022 (inception) through December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$52,056	$(5,652)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain in the trust account	(1,394,622)	-
Changes in operating assets and liabilities:
Prepaid expenses	(15,140)	-
Other payable	293,753	-
Income tax payable	255,097	-
Franchise tax payable	179,876	-
Formation and operating costs paid by Sponsor under Promissory Note – Related Party	-	5,652
Net cash used in operating activities	$(628,980)	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment of cash in Trust Account	(58,506,250)	-
Cash withdrawn from Trust Account for estimated corporation income tax	317,000	-
Net cash used in investing activities	(58,189,250)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans proceed from a related party	173,509	-
Payment of offering costs	(334,720)	(5,000)
Collection of subscription receivable	-	25,000
Proceeds from sale of Public Units	57,500,000	-
Proceeds from sale of Private Placement units	2,651,910	-
Payment of Underwriting discount	(862,500)	-
Payment of accounts payable and Rockport	(8,998)	-
Net cash provided by financing activities	59,119,201	20,000

Net change in cash	300,971	20,000
Cash at the beginning of the year	20,000	-
Cash at the end of the year	$320,971	$20,000

Supplemental disclosure of non-cash financing activities
Deferred underwriting fee payable	$1,725,000	$-
Allocation of offering costs	$3,208,090	$-
Value of Class A ordinary shares subject to redemption	$51,770,535	$-
Issuance of Representative Shares	$137,448	$-
Deferred offering costs in accrued offering costs	$70,000	$-
Accretion of initial measurement of subject to redemption	$7,739,022	$-
Remeasurement of common stock subject to redemption value	$214,342	$-
Conversion from Promissory Notes to Private Placement Units	$216,837	$-
Loan proceeds from a related party directly transferred to Trust Account	$575,000	$-
Deferred offering costs paid from Promissory Note – Related Party	$-	$211,185
Issuance of Founder Shares to Sponsor for subscription receivable	$-	$25,000

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2023, the Company had not commenced any operations. All activities through December 31, 2023, are related to the Company’s formation and the initial public offering (“IPO” as defined below in Note 3). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company is identifying a target company for a Business Combination and the proposed acquisition of MKDWELL Limited, a British Virgin Islands company (“MKD BVI”) (see Note 6).

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

On November 3, 2023, the Board of Directors of the Company approved an extension of additional three (3) months from November 2, 2023 to February 2, 2024 for the completion of a business combination.

On January 31, 2024, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from February 3, 2024 up to six (6) month extensions to August 3, 2024.

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

(a)	Liquidity and Capital Resources and Going Concern Consideration

As of December 31, 2023, the Company had $320,971 in cash and working capital deficit of $1,211,119. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and through up to $300,000 in loans available from our sponsor under an unsecured promissory note. On February 3, 2023, the total principal amount of $216,837 was converted into part of the subscription of $2,868,750 private placement at a price of $10.00 per unit. The promissory note was cancelled and no amounts were then owed under the note. The Company has incurred and expects to continue to incur significant professional costs to remain a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

CETUS CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Description of Organization and Business Operations (Continued)

(b)	Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, including any variants thereof, on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(d) Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $320,971 as of December 31, 2023 and $20,000 as of December 31, 2022. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

(e) Cash Held in Trust Account

As of December 31, 2023 and 2022, $60,158,872 and $nil of the assets in the Trust Account were held in cash, respectively.

(f) Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. As of February 3, 2023, offering costs totaled $3,346,850. This amount consisted of $862,500 of underwriting commissions, $1,725,000 of deferred underwriting commissions (payable only upon completion of a Business Combination), and $759,350 of other offering costs (which includes $137,448 of representative shares, as described in Note 7). The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs were charged to shareholders’ equity upon the completion of the IPO. The Company allocates offering costs between public shares, public warrants and public rights based on the estimated fair values of them at the date of issuance. Accordingly, $3,200,091 was allocated to public shares and was charged to temporary equity, and a sum of $146,759 was allocated to public warrants and public rights, and was charged to shareholders’ equity.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the period from June 7, 2022 (inception) to December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes for the year ended of December 31, 2023 and 2022 were $255,097 and $nil, respectively.

(h) Dividends

The Board may from time to time declare, and the Company may pay, dividends (payable in cash, property or shares of the Company’s capital stock) on the Company’s outstanding shares of capital stock, subject to applicable law and the Amended and Restated Certificate of Incorporation.

(i) Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 187,500 shares of Class B Common Stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). For the year ended December 31, 2023, the net income per share was $0.01 and the net loss per share was $0.00 for the year ended December 31, 2022.

(j) Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2023 and 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

(k) Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

(l) Derivative Financial Instruments

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

(m) Fair Value Measurements

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

(n) Common Stock Subject to Possible Redemption

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 9-month period leading up to a Business Combination. As of December 31, 2023, the Company had recorded accretion of $7,739,022.

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

At December 31, 2023, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public warrants	(230,575)
Proceeds allocated to public rights	(2,290,800)
Allocation of offering costs related to redeemable shares	(3,208,090)
Plus:
Accretion of initial carrying value to redemption value	$7,739,022
Remeasurement of subsequent measurement of common stock subject to redemption value	214,342
Common stock subject to possible redemption	$59,723,899

CETUS CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

(o) Recently issued accounting pronouncements

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

As of December 31, 2023, 1,437,500 Founder Shares were issued and outstanding and none of the Founder Shares are subject to forfeiture as a result of the underwriters’ full exercise of the over-allotment option on February 1, 2023.

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

As of December 31, 2023, the $216,837 that had been borrowed under the promissory note with our sponsor was converted into part of the subscription of $2,868,750 private placement at a price of $10.00 per unit. The promissory note was cancelled and no amounts were owed under the note.

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

As of December 31, 2023, working loans from related parties were $173,509, which consisted of a) interest-free loan of $134,509 provided by Awinner Limited, which was 100% owned by Chung-Yi Sun, Chief Executive Officer of the Company; and b) interest-free loan of $39,000 provided by Cetus Sponsor LLC, which was 100% owned by Chung-Yi Sun. These loans were due on demand.

(d)	Extension Loan

Following the approval by the Board of Directors of an extension of additional three (3) months from November 2, 2023 to February 2, 2024 for the completion of a business combination (the “Extension”), on October 31, 2023, the Sponsor deposited an aggregate of $575,000 into the Company’s trust account. This deposit was made in respect of a loan to the Company (the “Extension Loan”), which Extension Loan is evidenced by an unsecured promissory note issued by the Company to the Sponsor (the “Extension Note”).

On December 14, 2023, the Company, the Sponsor, the members of the Company’s Board of Directors (the “Insiders”) and EF Hutton LLC executed and delivered a Letter of Consent and Waiver (the “Consent and Waiver”), agreeing that notwithstanding anything to the contrary in the Insider Letter among the Insiders, the Company, the Sponsor and EF Hutton LLC, the Sponsor may pledge as security and/or transfer any shares of the common stock of the Company held by the Sponsor in connection with the obtaining of loans towards payment of the fees for the extension of the business combination deadline of the Company, including but not limited to those shares of the common stock of the Company pledged in connection with the MKD Loan.

As of December 31, 2023, Extension Loan provided by the Sponsor amounted to $575,000.

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

CETUS CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 6 - Business Combination Agreement (Continued)

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

On October 31, 2023, the Sponsor deposited $575,000 into the Trust Account in connection with the extension of the Business Combination Period from November 3, 2023 to February 3, 2024. This deposit was made in respect of a loan to the Company (the “Extension Loan”), which Extension Loan is evidenced by an unsecured promissory note issued by the Company to the Sponsor (the “Extension Note”). The funds that were used by the Sponsor to make the Extension Loan were provided by MKD BVI (the loan made by MKD BVI to the Sponsor being referred to herein as the “First MKD Loan”). The First MKD Loan is evidenced by a promissory note issued by the Sponsor to MKD BVI containing substantially the same terms as the Extension Note. As a condition for MKD BVI to make the First MKD Loan to the Sponsor, the Sponsor granted to MKD BVI a security interest in 575,000 of the shares of Cetus Common Stock held by the Sponsor.

On November 19, 2023, the parties to the Business Combination Agreement entered into a Third Addendum to the Business Combination Agreement to extend the Termination Date from November 3, 2023 to February 1, 2024.

On December 14, 2023, Cetus Capital, the Sponsor, the members of the Cetus Board (the “Insiders”) and EF Hutton executed and delivered a Letter of Consent and Waiver (the “Consent and Waiver”), agreeing that notwithstanding anything to the contrary in the Insider Letter among the Insiders, Cetus Capital, the Sponsor and EF Hutton, the Sponsor may pledge as security and/or transfer any shares of Cetus Common Stock held by the Sponsor in connection with the obtaining of loans towards payment of the fees for the extension of the Business Combination Period, including but not limited to those shares of Cetus Common Stock pledged in connection with the MKD Loan.

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

As of December 31, 2023, there were 1,781,875 shares of Class A Common Stock issued and outstanding, including 57,500 Representative Shares issued to the underwriter, and excluding 5,750,000 shares subject to possible redemption. As of December 31, 2022, there were 1,437,500 shares of Class A Common Stock issued and outstanding.

Class B Common Stock — Our amended and restated certificate of incorporation authorizes the Company to issue 4,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. The Company issued an aggregate of 1,725,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. Class B common stock is convertible into shares of Class A Common Stock on a one-for-one basis (A) at any time and from time to time at the option of the holder thereof and (B) automatically at the time of our initial business combination. On August 31, 2022, the Sponsor converted its shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis. As of December 31, 2023 and 2022, there were no shares of Class B common stock issued and outstanding.

Preferred Stock — Our amended and restated certificate of incorporation authorizes the Company to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

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

Note 9 - Subsequent events

On January 31, 2024, the Company held the Extension Meeting, at which the stockholders of the Company approved an amendment (the “Extension Amendment”) to Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from February 3, 2024 up to six (6) one-month extensions to August 3, 2024, provided that an additional amount equal to the lesser of $0.03 per outstanding public share and $50,000 for each month extended is deposited into the trust account, or such earlier date as determined by the Board (the “2024 Extension”). The Company implemented the 2024 Extension by (A) filing the Extension Amendment with the Secretary of State of the State of Delaware on February 2, 2024 and (B) entering into an Amendment No. 1 of the Trust Agreement that reflects the 2024 Extension. In connection with the Extension Meeting, an aggregate of 3,691,066 Public Shares were redeemed, as a result of which redemptions $38,792,466 was removed from the Trust Account.

In connection with the Extension Amendment, the Sponsor has caused an aggregate of $50,000 to be deposited into the Trust Account to extend the Business Combination Period for an additional one month, until March 3, 2024. This deposit was made in respect of a loan to Cetus Capital in the aggregate principal amount of up to $300,000 (the “Sponsor Loan”), which Sponsor Loan is evidenced by an unsecured promissory note issued by Cetus Capital to the Sponsor (the “Sponsor Note”). The funds that were used by the Sponsor to make the Sponsor Loan were provided by MKD BVI (the loan made by MKD BVI to the Sponsor being referred to herein as the “Second MKD Loan”). The Second MKD Loan is evidenced by a note issued by the Sponsor to MKD BVI in the aggregate principal amount of up to $300,000 containing substantially the same terms as the Sponsor Note. As a condition for MKD BVI to make the Second MKD Loan to the Sponsor, the Sponsor granted to MKD BVI a security interest in 300,000 of the shares of Cetus Common Stock held by the Sponsor (the “Pledged Shares”). In addition, the Sponsor and Cetus Capital entered into a Stock Pledge Agreement with respect to the pledge of the Pledged Shares.

On February 1, 2024, the parties to the Business Combination Agreement entered into a Fourth Addendum to the Business Combination Agreement to extend the Termination Date from February 1, 2023 to April 30, 2024.

Management evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and determined that except for the events above, there have been no other events that have occurred that would require adjustments to the disclosures in the financial statements.

