Form 10-Q
period 2024-03-31
Cetus Capital Acquisition Corp.
filed 2024-05-20
CIK 1936702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 20, 2024, there were 3,840,809 shares of the Class A Common Stock, par value $0.0001 per share, which number includes 297,205 unseparated units, and -0- shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

CETUS CAPITAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CETUS CAPITAL ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$19,545	$320,971
Prepaid expenses	834	15,140
Total current assets	20,379	336,111

Non-current assets:
Cash held in the trust	21,872,337	60,158,872

Total assets	$21,892,716	$60,494,983

LIABILITIES
Current liabilities:
Other payable	$375,254	$293,748
Accrued offering costs	70,000	70,000
Franchise tax payable	16,013	179,876
Excise Tax Payable	387,925	-
Income tax payable	57,754	255,097
Amount due to related parties	949,737	748,509
Total current liabilities	1,856,683	1,547,230

Deferred underwriting commission	1,725,000	1,725,000

Total liabilities	$3,581,683	$3,272,230

Commitments and Contingencies
Class A Common stock subject to possible redemption, $0.0001 par value; 2,058,934 shares and 5,750,000 shares issued and outstanding at redemption value (with $10.57 and $10.39 per share subject to redemption value), respectively, as of March 31, 2024 and December 31, 2023	21,772,337	59,723,899

SHAREHOLDERS’ DEFICIT
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 1,781,875 issued and outstanding (excluding 2,058,934 shares subject to possible redemption), 1,781,875 shares issued and outstanding (excluding 5,750,000 share subject to possible redemption) as of March 31, 2024 and December 31, 2023, respectively	179	179
Class B common stock, $0.0001 par value; 4,000,000 shares authorized; none issued and outstanding	-	-
Accumulated deficit	(3,461,483)	(2,501,325)
Total shareholders’ deficit	(3,461,304)	(2,501,146)
Total liabilities, Class A Common stock subject to redemption and shareholders’ deficit	$21,892,716	$60,494,983

The accompanying notes are an integral part of these unaudited financial statements.

CETUS CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Formation and operating costs	$181,466	$338,333
Franchise tax	16,013	52,567
Loss from operation	(197,479)	(390,900)

Unrealized gain on marketable securities held in the trust account	585,807	414,342
Other income	585,807	414,342
Income before income taxes	388,328	23,442
Income tax expenses	(119,657)	(75,973)
Net income (loss)	$268,671	$(52,531)

Weighted average shares outstanding, basic and diluted	6,112,234	5,229,556
Basic and diluted net income (loss) per common share	$0.04	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

CETUS CAPITAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Class A		Class B		Additional		Total Shareholders’
	Common Stock		Common Stock		Paid in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2023	1,781,875	$179	-	$-	$-	$(2,501,325)	$(2,501,146)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	-	-	(740,904)	(740,904)
Extension funds attributable to common stock subject to redemption	-	-	-	-	-	(100,000)	(100,000)
Excise tax	-	-	-	-	-	(387,925)	(387,925)
Net income	-	-	-	-	-	268,671	268,671
Balance –March 31, 2024	1,781,875	$179	-	$-	$-	$(3,461,483)	$(3,461,304)
Balance – December 31, 2022	1,437,500	$144	-	$-	$24,856	$(5,652)	$19,348
Issuance of Class A Common Stock	5,750,000	575	-	-	57,499,425	-	57,500,000
Issuance of Private Placement Units	265,191	27	-	-	2,651,883	-	2,651,910
Conversion from Promissory Note to Private Placement Units	21,684	2	-	-	216,835	-	216,837
Issuance of representative shares	57,500	6	-	-	137,442	-	137,448
Underwriting Commissions	-	-	-	-	(2,587,500)	-	(2,587,500)
Offering Costs	-	-	-	-	(767,346)	-	(767,346)
Reclassification of Common Stock Subject to Redemption	(5,750,000)	(575)	-	-	(51,769,960)	-	(51,770,535)
Accretion of initial measurement of subject to redemption	-	-	-	-	(1,397,314)	-	(1,397,314)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	-	(214,342)	-	(214,342)
Net loss	-	-	-	-	-	(52,531)	(52,531)
Balance –March 31, 2023	1,781,875	$179	-	$-	$3,793,979	$(58,183)	$3,735,975

The accompanying notes are an integral part of these unaudited financial statements.

CETUS CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three months ended March 31, 2024	For the Three months ended March 31, 2023
Cash flows from operating activities:
Net loss	$268,671	$(52,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain in the trust account	(585,807)	(414,342)
Changes in operating assets and liabilities:
Prepaid expenses	14,306	(83,333)
Accrued expense and other payable	81,506	11,671
Income tax payable	(197,343)	75,973
Franchise tax payable	(163,863)	52,567
Net cash used in operating activities	(582,530)	(409,995)

Cash flows from investing activities:
Investment of cash in Trust Account	-	(58,506,251)
Cash withdrawn from Trust Account for redemptions	38,792,466	-
Cash withdrawn from Trust Account for estimated corporation income tax	179,876	-
Net cash provided by (used in) investing activities	38,972,342	(58,506,251)

Cash flows from financing activities:
Loan proceeds from a related party	101,228	-
Payment of offering costs	-	(334,720)
Redemption of Common Stock	(38,792,466)	-
Proceeds from sale of Public Units	-	57,500,000
Proceeds from sale of Private Placement units	-	2,651,910
Payment of Underwriting discount	-	(862,500)
Payment of accounts payable and Rockport	-	(8,998)
Net cash (used in) provided by financing activities	(38,691,238)	58,945,692

Net change in cash	(301,426)	29,446
Cash at the beginning of the period	320,971	20,000
Cash at the end of the period	$19,545	$49,446

Supplemental disclosure of non-cash financing activities:
Extension funds attributable to common stock subject to redemption	$100,000	$-
Remeasurement of common stock subject to redemption value	$740,904	$214,342
Accrual of excise tax	$387,925	$-
Deferred underwriting fee payable	$-	$1,725,000
Allocation of offering costs	$-	$3,208,090
Value of Class A ordinary shares subject to redemption	$-	$51,770,535
Issuance of Representative Shares	$-	$137,448
Deferred offering costs in accrued offering costs	$-	$70,000
Accretion of initial measurement of subject to redemption	$-	$1,397,314
Conversion from Promissory Notes to Private Placement Units	$-	$216,837

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

As of March 31, 2024, the Company had not commenced any operations. All activities through March 31, 2024, are related to the Company’s formation and the initial public offering (“IPO” as defined below in Note 3 and “Subsequent Event” in Note 9). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company is identifying a target company for a Business Combination and the proposed acquisition of MKDWELL Limited, a British Virgin Islands company (“MKD BVI”) (see Note 6).

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

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.175 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

On November 3, 2023, the Board of Directors of the Company approved an extension of an additional three (3) months from November 2, 2023 to February 2, 2024 for the completion of a business combination.

On January 31, 2024, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from February 3, 2024 up to six (6) one-month extensions to August 3, 2024, provided that an additional amount equal to the lesser of $0.03 per outstanding Public Share and $50,000 for each month extended is deposited into the Trust Account.

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

(a)	Liquidity and Capital Resources and Going Concern Consideration

As of March 31, 2024, the Company had $19,545 in cash and working capital deficit of $1,836,304. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and through up to $300,000 in loans available from our sponsor under an unsecured promissory note. On February 3, 2023, the total principal amount of $216,837 was converted into part of the subscription of $2,868,750 private placement at a price of $10.00 per unit. The promissory note was cancelled and no amounts were then owed under the note. The Company has incurred and expects to continue to incur significant professional costs to remain a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the three months ended March 31, 2024, the excise tax of $387,925 was recognized for the redemption of Public Shares. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 - Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 included in the 10-K as filed with the SEC on March 28, 2024. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

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

(d) Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $19,545 as of March 31, 2024 and $320,971 as of December 31, 2023. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

(e) Cash Held in Trust Account

As of March 31, 2024 and December 31, 2023, $21,872,337 and $60,158,872 of the assets in the Trust Account were held in cash, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the period from June 7, 2022 (inception) to March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes for the three months ended of March 31, 2024 and March 31, 2023 were $119,657 and $75,973, respectively.

(h) Dividends

The Board may from time to time declare, and the Company may pay, dividends (payable in cash, property or shares of the Company’s capital stock) on the Company’s outstanding shares of capital stock, subject to applicable law and the Amended and Restated Certificate of Incorporation.

(i) Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. For the three months ended March 31, 2024, the net income per share was $0.04 and the net loss per share was $0.01 for the three months ended March 31, 2023.

(j) Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2024 and December 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 9-month period leading up to a Business Combination. As of March 31, 2024, the Company had recorded accretion of $8,694,268. On February 26, 2024, an aggregate of 3,691,066 Public Shares were redeemed with a total amount of $38,792,466.

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

As of March 31, 2024, the amount of common stock subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to public warrants	(230,575)
Proceeds allocated to public rights	(2,290,800)
Allocation of offering costs related to redeemable shares	(3,208,090)
Redemption of Public Shares	(38,792,466)
Plus:
Accretion of initial carrying value to redemption value	7,739,022
Subsequent measurement of common stock subject to redemption value	955,246
Extension funds attributable to common stock subject to redemption	100,000
Common stock subject to possible redemption	$21,772,337

CETUS CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 286,875 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,868,750 in a private placement, including the conversion of the outstanding promissory note to the Private Units at $10.00 per Unit in the total principal amount of $216,837. The Private Units are identical to the Public Units except with respect to certain registration rights and transfer restrictions. The Placement Warrants are identical to the Public Warrants, except that the Placement Warrants are entitled to registration rights, and the Placement Warrants (including the common shares issuable upon the exercise of the Placement Warrants) are not transferable, assignable or saleable until after the completion of a Business Combination, except to permitted transferees. The proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within nine months (or on or prior to August 3, 2024 as a result of the implementation of the Extension Amendment), the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

Note 5 - Related Party Transactions

(a)	Founder Shares

On June 10, 2022, the Company approved the acquisition by transfer of an aggregate of 1,725,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.014 per share. Such Class B common stock included an aggregate of up to 225,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor will own approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Placement Units and underlying securities and issuance of representative shares). On August 31, 2022, the Sponsor converted all of its shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis (up to 225,000 shares of which were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part). On December 30, 2022, the Sponsor surrendered to the Company for cancellation 287,500 shares of Class A common stock for no consideration, resulting in the Sponsor owning 1,437,500 shares of Class A common stock (up to 187,500 shares of which were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part). The surrender was effective retroactively.

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

As of March 31, 2024, 1,437,500 Founder Shares were issued and outstanding and none of the Founder Shares are subject to forfeiture as a result of the underwriters’ full exercise of the over-allotment option on February 1, 2023.

CETUS CAPITAL ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 - Related Party Transactions (Continued)

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

On March 31, 2023, the $216,837 that had been borrowed under the promissory note with our sponsor was converted into part of the subscription of $2,868,750 private placement at a price of $10.00 per unit. The promissory note was cancelled and no amounts were owed under the note.

(c)	Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Additionally, if we extend the time available to us to complete an initial business combination, the Sponsor, its affiliates or designee will deposit funds into the Trust Account, the amount of which funds were originally $575,000 for each three-month extension and are currently $50,000 for each one-month extension. Up to $1,500,000 of such working capital loans and up to $1,500,000 of such extension loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of an initial business combination. The units would be identical to the Private Units. However, as the units would not be issued until consummation of an initial business combination, any warrants underlying such units would not be able to be voted on an amendment to the warrant agreement in connection with such business combination.

As of March 31, 2024, working capital loans from related parties were $274,737, which consisted of a) interest-free loan of $235,737 provided by Awinner Limited, which was 100% owned by Chung-Yi Sun, Chief Executive Officer of the Company; and b) interest-free loan of $39,000 provided by Cetus Sponsor LLC, which was 100% owned by Chung-Yi Sun. These loans were due on demand.

(d)	Extension Loan

Following the approval by the Board of Directors of an extension of an additional three (3) months from November 2, 2023 to February 2, 2024 for the completion of a business combination (the “Extension”), on October 31, 2023, the Sponsor deposited an aggregate of $575,000 into the Company’s trust account. This deposit was made in respect of a loan to the Company (the “Extension Loan”), which Extension Loan is evidenced by an unsecured promissory note issued by the Company to the Sponsor (the “Extension Note”).

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

On January 31, 2024, the Company held the Extension Meeting, at which the stockholders of the Company approved an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from February 3, 2024 up to six (6) one-month extensions to August 3, 2024, provided that an additional amount equal to the lesser of $0.03 per outstanding public share and $50,000 for each month extended is deposited into the trust account, or such earlier date as determined by the Company’s Board (the “2024 Extension”). The Company implemented the 2024 Extension by (A) filing the Extension Amendment with the Secretary of State of the State of Delaware on February 2, 2024 and (B) entering into an Amendment No. 1 of the Trust Agreement that reflects the 2024 Extension. In connection with the Extension Meeting, an aggregate of 3,691,066 Public Shares were redeemed, as a result of which redemptions $38,792,466 was removed from the Trust Account.

In connection with the Extension Amendment, the Sponsor has caused four additional deposits, each in the amount of $50,000, for an aggregate of $200,000, to be deposited into the Trust Account to extend the Business Combination Period for four additional one month periods, until June 3, 2024. These deposits were made in respect of a loan to the Company in the aggregate principal amount of up to $300,000 (the “Sponsor Loan”), which Sponsor Loan is evidenced by an unsecured promissory note issued by the Company to the Sponsor (the “Sponsor Note”). In addition, the Sponsor and the Company entered into a Stock Pledge Agreement with respect to the pledge of the Pledged Shares.

On February 1, 2024, the parties to the Business Combination Agreement entered into a Fourth Addendum to the Business Combination Agreement to extend the Termination Date from February 1, 2023 to April 30, 2024.

As of March 31, 2024, Extension Loan provided by the Sponsor amounted to $675,000.

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

On December 14, 2023, the Company, the Sponsor, the members of the the Company’s Board (the “Insiders”) and EF Hutton executed and delivered a Letter of Consent and Waiver (the “Consent and Waiver”), agreeing that notwithstanding anything to the contrary in the Insider Letter among the Insiders, the Company, the Sponsor and EF Hutton, the Sponsor may pledge as security and/or transfer any shares of the Company’s Common Stock held by the Sponsor in connection with the obtaining of loans towards payment of the fees for the extension of the Business Combination Period, including but not limited to those shares of the Company’s Common Stock pledged in connection with the MKD Loan.

On January 31, 2024, the Company held the Extension Meeting, at which the stockholders of the Company approved an amendment (the “Extension Amendment”) to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from February 3, 2024 up to six (6) one-month extensions to August 3, 2024, provided that an additional amount equal to the lesser of $0.03 per outstanding public share and $50,000 for each month extended is deposited into the trust account, or such earlier date as determined by the Company’s Board (the “2024 Extension”). the Company implemented the 2024 Extension by (A) filing the Extension Amendment with the Secretary of State of the State of Delaware on February 2, 2024 and (B) entering into an Amendment No. 1 of the Trust Agreement that reflects the 2024 Extension. In connection with the Extension Meeting, an aggregate of 3,691,066 Public Shares were redeemed, as a result of which redemptions $38,792,466 was removed from the Trust Account.

In connection with the Extension Amendment, the Sponsor has caused four additional deposits, each in the amount of $50,000, for an aggregate of $200,000, to be deposited into the Trust Account to extend the Business Combination Period for four additional one month periods, until June 3, 2024. These deposits were made in respect of a loan to the Company in the aggregate principal amount of up to $300,000 (the “Sponsor Loan”), which Sponsor Loan is evidenced by an unsecured promissory note issued by the Company to the Sponsor (the “Sponsor Note”). The funds that were used by the Sponsor to make the Sponsor Loan were provided by MKD BVI (the loan made by MKD BVI to the Sponsor being referred to herein as the “Second MKD Loan”). The Second MKD Loan is evidenced by a note issued by the Sponsor to MKD BVI in the aggregate principal amount of up to $300,000 containing substantially the same terms as the Sponsor Note. As a condition for MKD BVI to make the Second MKD Loan to the Sponsor, the Sponsor granted to MKD BVI a security interest in 300,000 of the shares of the Company’s Common Stock held by the Sponsor (the “Pledged Shares”). In addition, the Sponsor and the Company entered into a Stock Pledge Agreement with respect to the pledge of the Pledged Shares.

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

Note 7 - Commitments and Contingency (Continued)

(c)	Right of First Refusal

For a period beginning on the closing of the IPO and ending 24 months from the closing of a business combination, we have granted EF Hutton a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(3)(A)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the IPO registration statement.

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

As of March 31, 2024 there were 1,781,875 shares of Class A Common Stock issued and outstanding, including 57,500 Representative Shares issued to the underwriter, and excluding 2,058,934 shares subject to possible redemption.

Class B Common Stock — Our amended and restated certificate of incorporation authorizes the Company to issue 4,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. The Company issued an aggregate of 1,725,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. Class B common stock is convertible into shares of Class A Common Stock on a one-for-one basis (A) at any time and from time to time at the option of the holder thereof and (B) automatically at the time of our initial business combination. On August 31, 2022, the Sponsor converted its shares of Class B common stock into 1,725,000 shares of Class A common stock on a one-for-one basis. As of March 31, 2024 and December 31, 2023, there were no shares of Class B common stock issued and outstanding.

Preferred Stock — Our amended and restated certificate of incorporation authorizes the Company to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

Note 9 - Subsequent events

On April 24, 2024, the Company, EF Hutton (“EFH”), MKD Taiwan, MKD BVI and MKDWELL Tech Inc., entered into a Satisfaction and Discharge of Indebtedness Pursuant to Underwriting Agreement Dated January 31, 2023 (the “Satisfaction and Discharge Agreement”), pursuant to which, among other things, EFH waived $862,500 of the $1,725,000 cash deferred underwriting commission (the “Deferred Underwriting Commission”) that would otherwise be immediately due and payable to it pursuant to the Underwriting Agreement dated January 31, 2023 by and between the Company and EFH upon the closing of the Business Combination, accepting in lieu thereof (i) a one-time cash payment of $862,500 on or before the closing of the Business Combination and (ii) the issuance of 115,000 ordinary shares of PubCo at $10.00 per share on or before the closing of the Business Combination (the “Ordinary Shares”).

The Satisfaction and Discharge Agreement also provides that, within sixty (60) days of the closing of the Business Combination, the Company, the MKD Parties or their successors-in-interest shall cause the Ordinary Shares issued to EFH pursuant to the Satisfaction and Discharge Agreement to be registered under the Securities Act of 1933, as amended (the “Securities Act”).

On April 30, 2024, the parties to the Business Combination Agreement executed and delivered a Fifth Addendum to the Business Combination Agreement to extend the “Outside Date”, as set forth in the Business Combination Agreement, from April 30, 2024 to June 30, 2024.

In connection with the Extension Amendment, since March 31, 2024, the Sponsor has caused two additional deposits, each in the amount of $50,000, for an aggregate of $100,000, to be deposited into the Trust Account to extend the Business Combination Period for two additional one month periods, until June 3, 2024.

Management evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued and determined that except for the events above, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited financial statements.

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

Upon the closing of the IPO and the private placement on February 3, 2023, a total of $58,506,250 was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company as a trustee (the “Trustee”) and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. In February 2024, we redeemed an aggregate of 3,691,066 public shares in connection with a special meeting of our stockholders held on January 31, 2024 (the “Extension Meeting”), as a result of which redemptions $38,792,466 was removed from the Trust Account.

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

Proposed Business Combination

On June 20, 2023, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) by and among our company, MKD Technology Inc., a Taiwan corporation (the “MKD Taiwan”), MKDWELL Limited, a British Virgin Islands company (“MKD BVI”), Ming-Chia Huang, in his capacity as the representative of the shareholders of MKD Taiwan (the “Shareholders’ Representative”), and the other parties thereto.

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

On October 31, 2023, our sponsor deposited $575,000 into the Trust Account in connection with the extension of the Business Combination Period from November 3, 2023 to February 3, 2024. This deposit was made in respect of a loan to our company (the “Extension Loan”), which Extension Loan is evidenced by an unsecured promissory note issued by our company to our sponsor (the “Extension Note”). The funds that were used by our sponsor to make the Extension Loan were provided by MKD BVI (the loan made by MKD BVI to our sponsor being referred to herein as the “First MKD Loan”). The First MKD Loan is evidenced by a promissory note issued by our sponsor to MKD BVI containing substantially the same terms as the Extension Note. As a condition for MKD BVI to make the First MKD Loan to our sponsor, our sponsor granted to MKD BVI a security interest in 575,000 of the shares of our common stock held by our sponsor.

On November 19, 2023, the parties to the Business Combination Agreement entered into a Third Addendum to the Business Combination Agreement to extend the Termination Date from November 3, 2023 to February 1, 2024.

On December 14, 2023, our company, our sponsor, the members of our Board of Directors (the “Insiders”) and EF Hutton executed and delivered a Letter of Consent and Waiver (the “Consent and Waiver”), agreeing that notwithstanding anything to the contrary in the Insider Letter among the Insiders, our company, our sponsor and EF Hutton, our sponsor may pledge as security and/or transfer any shares of our common stock held by our sponsor in connection with the obtaining of loans towards payment of the fees for the extension of the Business Combination Period, including but not limited to those shares of our common stock pledged in connection with the MKD Loan.

On January 31, 2024, we held the Extension Meeting, at which our stockholders approved an amendment (the “Extension Amendment”) to our amended and restated certificate of incorporation to extend the date by which we must consummate our initial business combination from February 3, 2024 up to six (6) one-month extensions to August 3, 2024, provided that an additional amount equal to the lesser of $0.03 per outstanding public share and $50,000 for each month extended is deposited into the trust account, or such earlier date as determined by our Board of Directors (the “2024 Extension”). We implemented the 2024 Extension by (A) filing the Extension Amendment with the Secretary of State of the State of Delaware on February 2, 2024 and (B) entering into an Amendment No. 1 of that certain Investment Management Trust Agreement by and between our company and the Trustee that reflects the 2024 Extension. In connection with the Extension Meeting, an aggregate of 3,691,066 public shares were redeemed, as a result of which redemptions $38,792,466 was removed from the Trust Account.

In connection with the Extension Amendment, our sponsor has caused four additional deposits, each in the amount of $50,000, for an aggregate of $200,000, to be deposited into the Trust Account to extend the Business Combination Period for four additional one month periods, until June 3, 2024. These deposits were made in respect of a loan to our company in the aggregate principal amount of up to $300,000 (the “Sponsor Loan”), which Sponsor Loan is evidenced by an unsecured promissory note issued by our company to our sponsor (the “Sponsor Note”). The funds that were used by our sponsor to make the Sponsor Loan were provided by MKD BVI (the loan made by MKD BVI to our sponsor being referred to herein as the “Second MKD Loan”). The Second MKD Loan is evidenced by a note issued by our sponsor to MKD BVI in the aggregate principal amount of up to $300,000 containing substantially the same terms as the Sponsor Note. As a condition for MKD BVI to make the Second MKD Loan to our sponsor, our sponsor granted to MKD BVI a security interest in 300,000 of the shares of our common stock held by our sponsor (the “Pledged Shares”). In addition, we and our sponsor entered into a Stock Pledge Agreement with respect to the pledge of the Pledged Shares.

On February 1, 2024, the parties to the Business Combination Agreement entered into a Fourth Addendum to the Business Combination Agreement to extend the Termination Date from February 1, 2023 to April 30, 2024.

On April 30, 2024, the parties to the Business Combination Agreement entered into a Fifth Addendum to the Business Combination Agreement to extend the Termination Date from April 30, 2024 to June 30, 2024.

The Business Combination is expected to close in the second calendar quarter of 2024, following the receipt of the required approval by our stockholders and, to the extent necessary, the other parties to the Business Combination Agreement, approval by the Nasdaq Stock Market (“Nasdaq”) of the initial listing application of Pubco filed in connection with the Business Combination, and the fulfillment of other customary closing conditions.

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

For further information regarding the Business Combination Agreement and the business combination contemplated thereby, please refer to Note 1 of the financial statements contained in this report and in the PubCo Form F-4.

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

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, without limitation: (i) by mutual written consent of our company, MKD Taiwan and MKD BVI; (ii) by us or MKD Taiwan, if the Closing has not occurred on or before November 1, 2023 (as extended to June 30, 2024 pursuant to the Fifth Addendum to the Business Combination Agreement, the “Outside Date”), unless the absence of such occurrence shall be due to the failure of our company, on the one hand, or any Company Party, on the other hand, to materially perform its obligations under the Business Combination Agreement required to be performed by it on or prior to the Outside Date; (iii) by our company or MKD Taiwan if (x) there shall be any Law that makes consummation of the transactions contemplated by the Business Combination Agreement illegal or otherwise prohibited or (y) any Governmental Authority shall have issued a Governmental Order restraining or enjoining the transactions contemplated by the Business Combination Agreement, and such Governmental Order shall have become final and non-appealable; (iv) by us if (x) we are not in material breach of any of its obligations under the Business Combination Agreement and (y) any Company Party is in material breach of any of its representations, warranties or obligations under the Business Combination Agreement that renders or could reasonably be expected to render the conditions set forth in Section 9.02(a) or Section 9.02(b) of the Business Combination Agreement incapable of being satisfied on the Outside Date, and such breach is either (A) not capable of being cured prior to the Outside Date or (B) if curable, is not cured within the earlier of (I) thirty (30) days after the giving of written notice by us to MKD Taiwan and (II) two (2) Business Days prior to the Outside Date; (v) by MKD Taiwan if (x) no Company Party is in material breach of any of its obligations under the Business Combination Agreement and (y) we are in material breach of any of our representations, warranties or obligations under the Business Combination Agreement that renders or could reasonably be expected to render the conditions set forth in 9.03(a) or 9.03(b) of the Business Combination Agreement incapable of being satisfied on the Outside Date, and such breach is either (A) not capable of being cured prior to the Outside Date or (B) if curable, is not cured within the earlier of (I) thirty (30) days after the giving of written notice by MKD Taiwan to us and (II) two (2) Business Days prior to the Outside Date; (vi) by either us or MKD Taiwan if the restructuring and Taiwan Reorganization described in Section 7.15 of the Business Combination Agreement is not completed on or prior to September 30, 2023; and (vii) by us if each of Pubco, Merger Sub 1 and Merger Sub 2 do not execute an addendum to become parties to the Business Combination Agreement on or prior to August 20, 2023.

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

Satisfaction and Discharge Agreement

On April 24, 2024, Cetus Capital, EF Hutton LLC (f/k/a EF Hutton, division of Benchmark Investments, LLC) (“EF Hutton”), MKD Taiwan, MKD BVI and PubCo (MKD Taiwan, MKD BVI and PubCo being collectively referred to as the “MKD Parties”) entered into the Satisfaction and Discharge Agreement, pursuant to which, among other things, EF Hutton waived $862,500 of the $1,725,000 cash deferred underwriting commission (the “Deferred Underwriting Commission”) that would otherwise be immediately due and payable to it pursuant to the Underwriting Agreement dated January 31, 2023 by and between our company and EF Hutton upon the closing of the Business Combination, accepting in lieu thereof (i) a one-time cash payment of $862,500 on or before the closing of the Business Combination and (ii) the issuance of 115,000 ordinary shares of Pubco at $10.00 per share on or before the closing of the Business Combination.

The Satisfaction and Discharge Agreement also provides that, within sixty (60) days of the closing of the Business Combination, our company, the MKD Parties or their successors-in-interest shall cause the PubCo ordinary shares issued to EF Hutton pursuant to the Satisfaction and Discharge Agreement to be registered under the Securities Act.

If the aggregate volume weighted average price (“VWAP”) of the 115,000 ordinary shares of Pubco that EF Hutton holds as a result of the Satisfaction and Discharge Agreement, as of the effectiveness date of the registration statement for such ordinary shares, is lower than $1,150,000 (the “Original Aggregate Share Value”) (the difference between the VWAP value on such date and the Original Aggregate Share Value, the “Difference in Amount”), then our company, the MKD Parties or their successors-in-interest shall compensate EF Hutton either in cash or by issuing additional ordinary shares of Pubco, at a new per-share value (the “New Share Price”), in an amount equal to the Difference in Amount on the effectiveness date of the registration statement. If our company, the MKD Parties and/or their successors in interest decide to compensate EF Hutton the Difference in Amount by issuing additional ordinary shares of Pubco, then the New Share Price shall equal an amount that is the lowest of the VWAP for a period of five (5) trading days immediately prior to the effectiveness date of the registration statement, subject to a maximum of 200,000 additional Pubco ordinary shares being issued.

If the date that is five (5) trading days prior to the day the ordinary shares issued to EF Hutton pursuant to the Satisfaction & Discharge Agreement are eligible for release pursuant to Rule 144 promulgated under the Securities Act, the aggregate VWAP value of such ordinary shares is lower than the Original Aggregate Share Value, then our company, the MKD Parties or their successor in interest shall compensate EF Hutton either in cash or by issuing additional ordinary shares at the New Share Price in an amount equal to the Difference in Amount on such date. If our company, the MKD Parties, or their successor in interest decide to compensate EF Hutton for the Difference in Amount in issuing additional ordinary shares, then the New Share Price of such additional ordinary shares shall equal an amount that is the lowest of the VWAP for a period of five (5) trading days immediately prior to the end of the twelve-month month period immediately following the closing of the Business Combination, subject to a maximum of 200,000 additional ordinary shares of Pubco being issued.

Results of Operations

Our entire activity since inception up to March 31, 2024 was in connection with our initial public offering and our search for a target for our initial business combination, including the proposed business combination with MKD Taiwan. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2024, we had net income of $268,671, which consisted of interest income on the Trust Account in the amount of $585,807, partially offset by formation and operating costs of $181,466, franchise tax expense of $16,013 and income tax expense of $119,657. For the three months ended March 31, 2023, we had net loss of $52,531, which consisted of interest income on the Trust Account in the amount of $414,342, partially offset by formation and operating costs of $338,333, franchise tax expense of $52,567 and income tax expense of $75,973.

Liquidity and Capital Resources

At March 31, 2024, we had $19,545 in cash and working capital deficit of $1,836,304.

We have has incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of an initial business combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. In addition, if we are unable to complete an initial business combination within the Business Combination Period, we would proceed to commence a voluntary liquidation and thereby a formal dissolution of our company. There is no assurance that our plans to consummate an initial business combination will be successful within the business Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about our ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements included in this report, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We have made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 9-month period leading up to an initial business combination.

Off-Balance Sheet Arrangements

We do not have any obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Specifically, management’s determination was based on the following material weaknesses, which existed as of March 31, 2024. Since inception in June 2022 to the present, we did not effectively segregate certain accounting duties due to the small size of our accounting staff. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding the determination that our internal control over financial reporting was not effective, as of March 31, 2024, we believe that our financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered hereby in all material respects.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to material litigation proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described under the heading “Risk Factors” in our Registration Statement on Form S-1 (No. 333-266363) that was declared effective by the Securities and Exchange Commission (the “Commission”) on January 31, 2023 and that was used in connection with our initial public offering (the “IPO Registration Statement”), and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”). There have been no material changes to the risk factors disclosed in the IPO Registration Statement or in the 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On February 3, 2023, a total of $58,506,250 of the net proceeds from the IPO and the Private Placement were deposited in a trust account maintained by Continental Stock Transfer & Trust Company acting as the trustee (the “Trustee”) and established for the benefit of our public shareholders (the “Trust Account”). This includes $55,854,336 of the net proceeds from the IPO (which amount includes $1,725,000 of the underwriters’ deferred discount) and $2,651,914 from the Private Placement.

Transaction costs for the IPO amounted to $3,346,850, consisting of $862,500 of underwriting fees, $1,725,000 of deferred underwriting fees that will be payable only upon completion of our initial business combination, $137,448 representing the fair value of the Representative Shares, and $621,902 of other offering costs.

On October 31, 2023, our sponsor deposited $575,000 into the Trust Account in connection with the extension of the date by which we must complete our initial business combination from November 3, 2023 to February 3, 2024.

On January 31, 2024, we held a special meeting of our stockholders, at which our stockholders approved an amendment (the “Extension Amendment”) to our amended and restated certificate of incorporation to extend the date by which we must consummate an initial business combination from February 3, 2024 up to six (6) one-month extensions to August 3, 2024, provided that an additional amount equal to the lesser of $0.03 per outstanding public share and $50,000 for each month extended is deposited into the Trust Account, or such earlier date as determined by our Board of Directors (the “2024 Extension”). We implemented the 2024 Extension by (A) filing the Extension Amendment with the Secretary of State of the State of Delaware on February 2, 2024 and (B) entering into an Amendment No. 1 of the Investment Management Trust Agreement dated January 31, 2023 between our company and the Trustee that reflects the 2024 Extension. In connection with the Extension Meeting, an aggregate of 3,691,066 shares of our Class A common stock issued in the IPO were redeemed, as a result of which redemptions $38,792,466 was removed from the Trust Account. To date, our sponsor has deposited an aggregate amount equal to $200,000 to extend the date by which we must complete our initial business combination from February 3, 2024 to June 3, 2024.

As of March 31, 2024, we had cash in the amount of $19,545 on our balance sheet available to us and working capital deficit of $1,836,304.

There has been no material change in the planned use of the proceeds from the IPO and the private placement as is described in the final prospectus included in the IPO Registration Statement and as described in our other periodic reports previously filed with the Commission pursuant to the Securities Exchange Act of 1934, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1#	Business Combination Agreement, dated as of June 20, 2023, by and among Cetus Capital Acquisition Corp., MKD Technology Inc., MKDWELL Limited and Ming-Chia Huang (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on June 26, 2023, and incorporated herein by reference).
2.2#	First Addendum to the Business Combination Agreement, dated as of July 31, 2023 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on August 4, 2023, and incorporated herein by reference).
2.3#	Second Addendum to the Business Combination Agreement, dated as of August 10, 2023 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on August 11, 2023, and incorporated herein by reference).
2.4#	Third Addendum to the Business Combination Agreement, dated as of November 19, 2023 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on November 22, 2023, and incorporated herein by reference).
2.5#	Fourth Addendum to the Business Combination Agreement, dated as of February 1, 2024 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on February 2, 2024, and incorporated herein by reference).
2.6#	Fifth Addendum to the Business Combination Agreement, dated as of April 30, 2024 (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on April 30, 2024, and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of Cetus Capital Acquisition Corp. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 3, 2023, and incorporated herein by reference).
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Cetus Capital Acquisition Corp. (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on February 7, 2024, and incorporated herein by reference).
3.3	Bylaws of Cetus Capital Acquisition Corp. (filed as Exhibit 3.3 to the Registration Statement on Form S-1 (No. 333-266363), and incorporated herein by reference).
10.1	Amendment No. 1, dated February 2, 2024, to Investment Management Trust Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 7, 2024, and incorporated herein by reference).
10.2	Form of Promissory Note, dated February 1, 2024, issued by Cetus Capital Acquisition Corp. to Cetus Sponsor LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 7, 2024, and incorporated herein by reference).
10.3	Satisfaction and Discharge of Indebtedness Pursuant to Underwriting Agreement Dated January 31, 2023, dated April 24, 2024, by and between Cetus Capital Acquisition corp., MKD Technology Inc., MKDWELL Limited, MKDWELL Tech Inc. and EF Hutton LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2024, and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
##	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish supplementally copies of omitted schedules and exhibits to the Securities and Exchange Commission or its staff upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CETUS CAPITAL ACQUISITION CORP.

Date: May 20, 2024	By:	/s/ Chung-Yi Sun
	Name:	Chung-Yi Sun
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 20424	By:	/s/ Cheng-Nan Wu
	Name:	Cheng-Nan Wu
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

